Form 10-Q
period 2016-03-31
Road Marshall, Inc.
filed 2016-06-20
CIK 1657249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED March 31, 2016

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 333-208472

Road Marshall, Inc.

(Exact name of registrant as specified in its charter)

Delaware	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

194 Pandan Loop #05-08 Singapore	128383
(Address of principal executive offices)	(Zip Code)

N/A

(Former name if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X]Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 20, 2016: 20,000,000 shares of common stock.

Road Marshall, Inc.

INDEX

PART I-FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Road Marshall, Inc.

BALANCE SHEETS

(Unaudited)

	March 31, 2016	September 30, 2015
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:

Accrued Expenses	$2,700	$8,000

Total Current Liabilities	2,700	8,000

STOCKHOLDERS' DEFICIT:
Preferred stock ($.0001 par value, 20,000,000 shares authorized; 100,000 issued and outstanding as of March 31, 2016 and September 30, 2015)	10	10

Common stock ($.0001 par value, 500,000,000 shares authorized, 15,000,000 shares issued and outstanding as of March 31, 2016 and September 30, 2015)	1,500	1,500

Additional Paid in Capital	21,546	400

Accumulated Deficit	(25,756)	(9,910)
Total Stockholders' Deficit	(2,700)	(8,000)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$-

See Accompanying Notes to Unaudited Financial Statements

-F1-

Road Marshall, Inc.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31, 2016	For the six months ended March 31, 2016

Operating Expenses
General and administrative expenses	$3,524	$15,846
Total Operating Expenses	3,524	15,846

Net loss	$(3,524)	$(15,846)

Net loss per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	15,000,000	15,000,000

See Accompanying Notes to Unaudited Financial Statements

-F2-

Road Marshall, Inc.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the six months ended March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,846)
Adjustments to reconcile Net loss to net cash used in operating activities:
Expenses contributed by shareholder	21,146
Accrued Expenses	(5,300)
Net cash used in operating activities	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Cash	$-
Cash at beginning of period:	$-
Cash at end of period:	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-
Income taxes paid	$-

See Accompanying Notes to Unaudited Financial Statements

-F3-

Road Marshall, Inc.

NOTES TO FINANCIAL STATEMENTS

For the period ENDED March 31, 2016

(UNAUDITED)

Note 1 - Organization and Description of Business

Road Marshall, Inc. (the Company) was incorporated under the laws of the State of Delaware on September 17, 2015. Road Marshall, Inc. is a technology company engaged in the development of a mobile application for iOS and Android devices.

The Company has elected September 30th as its year end.

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form S-1, have been omitted.

Note 2 - Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically operating loss, working capital deficiency, negative cash flow from operating activities, and other adverse key financial ratios.

The Company has not established any source of revenue to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital. There is no assurance that management's plan will be successful.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Note 3 - Related Party Transactions

Contributions

During the six months ended March 31, 2016, $21,146 in expenses were paid by our Chief Executive Officer Engchoon Peh on behalf of the Company. These expenses are considered contributions to capital and consisted mostly of professional and filing fees.

NOTE 4 - SUBSEQUENT EVENTS

In May of 2016 the Company sold 5,000,000 shares of common stock per the Company’s effective S-1 Registration Statement, effective as of May 4, 2016. The shares of common stock were each sold at a price of $0.005 per share, resulting in $25,000 to the Company.

-F4-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Quarterly Report of Road Marshall, Inc. on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

PLAN OF OPERATION

Currently, we are a company with the intent to become one of the, if not the primary, leading publicly traded iOS and Android application development and promotion companies in the industry. Our proprietary application that is fully developed is called Road Marshall. Road Marshall is an application which we believe will be invaluable to its users in the event of car trouble and we believe it may revolutionize the way tow truck companies are found within the United States, and eventually around the world.

It is worth noting that our application Road Marshall is currently free to download and use. The Company intends to monetize the mobile application through third party advertisements. These advertisements could include, but not strictly be limited to, their products, services, and or other mobile applications that are not in direct competition to our own (such as application games for example). At this point in time there are no agreements in place with any specific advertisers, and our plan to monetize our application through advertisements remains in the planning stages.

We will only begin monetizing the application through advertisements when the application has gained a larger user base. We believe that when a sufficient user base has been achieved then the addition of unobtrusive advertisements will not materially impact the number of users who utilize Road Marshall. There is also the possibility that Road Marshall may insert “in app” purchases whereby a user can purchase upgraded services or products within the app. However, this is speculative and is only mentioned as a possibility down the line if we are not generating sufficient revenue from the use of advertisements alone. At present, no definitive plans are in place for any “in app” purchases. At present we intend to further develop features of the application, and we also plan to develop a strategy to attain a broad user base. The timeline of the aforementioned is undetermined.

RESULTS OF OPERATIONS

For the three months ended March 31, 2016

We generated no revenues for the three months ended March 31, 2016. Our operating expenses were $3,524 for the three months ended March 31, 2016. Operating expenses were solely general and administrative in nature and consisted primarily of professional and consulting fees. Our net loss for the three month period ended March 31, 2016 was $3,524.

For the six months ended March 31, 2016

We have generated no revenues to date.

Our operating expenses were $15,846 for the six months ended March 31, 2016. Operating expenses were solely general and administrative in nature and consisted primarily of professional and consulting fees. Our net loss for the six month period ended March 31, 2016 was $15,846.

LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of March 31, 2016 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of March 31, 2016.

As of March 31, 2016 we had no cash. We intend to be funded entirely by our officers and directors until we can generate revenue from our application, Road Marshall. There is a possibility that our officers and directors may not loan or provide us any such funds.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended March 31, 2016 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A Risk Factors

There have been no material changes to the risk factors contained in our Form S-1 filed April 20, 2016.

Item 2 Unregistered Sales of Equity Securities

On September 29, 2015 the Company issued the following quantities of restricted stock at par value ($0.0001) to the below individuals in exchange for the comprehensive rights and ownership to the mobile application “Road Marshall”, which includes the code and rights to distribute or sell the application through various marketplaces. Following the below share issuances the Company became the owner of the mobile application and the code that makes up the application. There is no formal agreement for the transfer of ownership of the mobile application. The ownership was transferred through a board minute which was approved by the board of directors who are listed below and who received shares for the mobile application.

Name of Individual	Shares of Common Stock Issued	Shares of Preferred Stock Issued
Engchoon Peh	3,750,000	50,000
Guojin Bai	2,250,000	-
Siew Phek Ong	2,250,000	-
Guobao Bai	2,250,000	-
Zhencong Bai	2,250,000	50,000
Pek San Lam	2,250,000	-
Total	15,000,000	100,000

Item 3 Defaults Upon Senior Securities

None.

Item 4 Mine Safety Disclosures

Not applicable.

Item 5 Other Information

None.

Item 6 Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended March 31, 2016 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on April 20, 2016 and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Road Marshall, Inc.

Dated: June 20, 2016

By:	/s/ Engchoon Peh
Engchoon Peh, Chief Executive Officer (Principal Executive Officer), Director