Form 10-Q
period 2016-06-30
Road Marshall, Inc.
filed 2016-08-11
CIK 1657249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 11, 2016: 20,000,000 shares of common stock.

Road Marshall, Inc.

INDEX

PART I-FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Road Marshall, Inc.

BALANCE SHEETS

(Unaudited)

	June 30, 2016	September 30, 2015
ASSETS
Cash and cash equivalents	$25,000	$8,000
TOTAL ASSETS	$25,000	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY ( DEFICIT)
CURRENT LIABILITIES:

Accrued expenses	$2,700	$8,000

Total Current Liabilities	2,700	8,000

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock ($.0001 par value, 20,000,000 shares authorized; 100,000 issued and outstanding as of June 30, 2016 and September 30, 2015)	10	10

Common stock ($.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of June 30, 2016 and 15,000,000 issued and outstanding as of September 30, 2015)	2,000	1,500

Additional paid in capital	48,796	400

Accumulated deficit	(28,506)	(9,910)
Total Stockholders' Equity (Deficit)	22,300	(8,000)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$25,000	$-

See Accompanying Notes to Unaudited Financial Statements

-F1-

Road Marshall, Inc.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30, 2016	For the nine months ended June 30, 2016

Operating Expenses
General and administrative expenses	$2,750	$18,596
Total Operating Expenses	2,750	18,596

Net loss	$(2,750)	$(18,596)

Net loss per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	17,362,637	15,784,672

See Accompanying Notes to Unaudited Financial Statements

-F2-

Road Marshall, Inc.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the nine months ended June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,596)
Adjustments to reconcile Net loss to net cash used in operating activities:
Expenses contributed by shareholder	23,896
Changes in operating assets and liabilities
Accrued Expenses	(5,300)
Net cash used in operating activities	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	25,000
Net cash provided by financing activities	25,000

Net Change in Cash	25,000
Cash at beginning of period:	-
Cash at end of period:	$25,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-
Income taxes paid	$-

See Accompanying Notes to Unaudited Financial Statements

-F3-

Road Marshall, Inc.

NOTES TO FINANCIAL STATEMENTS

For the period ENDED June 30, 2016

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Contributions

During the nine months ended June 30, 2016, $23,896 in expenses were paid by our Chief Executive Officer Engchoon Peh on behalf of the Company. These expenses are considered contributions to capital and consisted mostly of professional and filing fees.

NOTE 4 - EQUITY

On May 18, 2016 the Company sold 5,000,000 shares of common stock at a price of $0.005 per share, resulting in $25,000 proceeds to the Company.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2016

We generated no revenues for the three months ended June 30, 2016. Our operating expenses were $2,750 for the three months ended June 30, 2016. Operating expenses were solely general and administrative in nature and consisted primarily of professional and consulting fees. Our net loss for the three month period ended June 30, 2016 was $2,750.

For the nine months ended June 30, 2016

We have generated no revenues to date.

Our operating expenses were $18,596 for the nine months ended June 30, 2016. Operating expenses were solely general and administrative in nature and consisted primarily of professional and consulting fees. Our net loss for the nine month period ended June 30, 2016 was $18,596.

LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of June 30, 2016 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of June 30, 2016.

As of June 30, 2016 we are holding $25,000 in cashier’s checks to be deposited. For future expenses exceeding $25,000, we intend to be funded by our officers and directors until we can generate revenue from our application, Road Marshall. There is a possibility that our officers and directors may not loan or provide us any such funds.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended June 30, 2016 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 3 Defaults Upon Senior Securities

None.

Item 4 Mine Safety Disclosures

Not applicable.

Item 5 Other Information

None.

Item 6 Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended June 30, 2016 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on April 20, 2016 and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Road Marshall, Inc.

Dated: August 11, 2016

By:	/s/ Engchoon Peh
Engchoon Peh, Chief Executive Officer (Principal Executive Officer), Director