Form 10-K
period 2016-09-30
Road Marshall, Inc.
filed 2017-01-13
CIK 1657249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2016

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

  Issuer's telephone number: +65 66848088

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which listed
Common Stock, $.0001	OTC Marketplace: RDMR

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of large accelerated filer, accelerated filer and small reporting company in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [ ] No

As of January 13, 2017, there were approximately 20,000,000 shares of common stock and 100,000 shares of preferred stock issued and outstanding.

FORWARD-LOOKING STATEMENTS

Subject to Section 21 E, of the Exchange Act, this Form 10-K contains forward-looking statements. The forward-looking statements are based on our current goals, plans, expectations, assumptions, estimates and predictions regarding the Company.

When used in this Annual Report, the words “plan”, “believes,” “continues,” “expects,” “anticipates,” “estimates,” “intends”, “should,” “would,” “could,” or “may,” and similar expressions are intended to identify forward looking statements.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or growths to be materially different from any future results, events or growths expressed or implied in this Annual Report.

In this Annual Report on Form 10-K, “Road Marshall,” “the “Company,’’ ‘‘we,’’ ‘‘us,’’ and ‘‘our,’’ refer to Road Marshall, Inc., unless the context otherwise requires. Unless otherwise indicated, the term ‘‘fiscal year’’ refers to our fiscal year ending September 30th. Unless otherwise indicated, the term ‘‘common stock’’ refers to shares of the Company’s common stock.

Road Marshall, Inc.

PART I

Item 1. Business.

Corporate History

Road Marshall, Inc. was incorporated under the laws of the State of Delaware on September 17, 2015.

On September 29, 2015 the following individuals were appointed as Officers and Directors to the Company.

* Engchoon Peh was appointed Chief Executive Officer and a Director of the Company.

* Guojin Bai was appointed Chief Technology Officer and a Director of the Company.

* Siew Phek Ong was appointed Chief Marketing Officer and a Director of the Company.

* Guobao Bai was appointed Chief Financial Officer, Chief Accounting Officer and a Director of the Company.

* Zhencong Bai was appointed Chief Operating Officer and a Director of the Company.

* Pek San Lam was appointed Chief Channel Officer and a Director of the Company.

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

On May 18, 2016 the Company sold 5,000,000 shares of common stock at a price of $0.005 per share, resulting in $25,000 proceeds to the Company. These shares were sold pursuant to the Company’s effective S-1 Registration Statement, deemed effective on May 4, 2016.

Industry Overview

Mobile Application Industry

The mobile application industry was essentially created when the Apple iPhone was introduced in 2007 and has since grown to an industry that is projected will generate $77 billion worth of revenue by the end of 2017. The mobile application industry has experienced unprecedented growth because of the widespread popularity of smartphones and other mobile devices that have transformed electronic gaming, internet retailing and social networking. Apple and Google have made highly profitable relationships with app developers, who have developed a tremendous range of mobile applications of countless types that are available on a number of marketplaces where apps are sold. Additionally, their smaller, but not insubstantial, competitors such as Blackberry RIM, Facebook and Amazon have carved out niches in the market for themselves. The future for this industry looks brighter than ever and shows no indication of slowing down in the near future.

Since the creation of the first iPhone, where users could experience the convenience and functionality of these pocket-sized devices, these mobile applications are becoming increasingly common in our daily life. According to Mobilewalla.com, a website dedicated to cataloging and rating apps, the one millionth app was made available to users in December, 2011. It took only four years for one million apps to be created, and this unprecedented growth has grown even stronger and more impressive as time goes on. While many of these apps are duplications of existing apps, or alternatively very similar apps with minor cosmetic differences and variations (e.g. an app created for the iPhone and the iPad would be counted twice) this has nevertheless been an overwhelming display of interest in such a new industry. Every week there are as many as 15,000 apps released currently.

Smartphone usage grows globally every day and it is widely accepted that there will be more and more apps developed in order to keep up with this ever increasing marketplace. “In a 2011 study conducted jointly by Google and Ipsos MediaCT Germany, data was obtained via random telephone interviews from amongst the general populations of the United States, United Kingdom, Germany, France, and Japan. The highest reported smartphone ownership was found in the United Kingdom (45% of those interviewed) and the United States (38% of those interviewed). Even more telling is the 50% increase in ownership that occurred in the United Kingdom between the first phase of the research conducted in January and February of 2011 and the latter phase in September and October of that year (The Mobile Movement, 2011). There is clearly a shift in usage from computers to mobile devices.”

Smartphones outsold personal computers in 2010 for the first time and this caused many tech analysts to shift their attention to these handheld devices. During the fourth quarter of 2010 saw 100.9 smartphones shipped worldwide, and for comparison during the fourth quarter of 2009 only 53.9 million units had been shipped. The number almost doubled in as little as one year! “According to Flurry, a company that collects mobile-software data and provides consulting services to software developers, in 2011, smartphone and tablet shipments exceeded the shipments of desktop and notebook computers combined. Software developers are increasingly realizing that in the near future smartphones could replace many core functions of personal computers, such as e-mailing, instant messaging, web browsing, and even gaming (Smartphone Mobile Applications To Overtake Standard Websites in Near Future, 2012). Further, in comparing publically available data pertaining to Internet usage with their own client data concerning mobile app usage, Flurry concluded that users are spending more time on mobile apps than on the Internet (Newark-French, 2011).”

“Evidence also suggests that these devices are becoming more and more important in people’s lives. In another study conducted by Google in partnership with Ipsos OTX MediaCT, 5,013 adults in the United States who identified themselves as using a smartphone to access the Internet were interviewed in the last quarter of 2010. Eighty-nine percent of those interviewed reported using their smartphones throughout the day and 68% reported having used an app in the previous week. Seventy-nine percent of respondents reported using their smartphones to help with shopping, and 22% reported using apps on their smartphones to make purchases (The Mobile Movement, 2011).”

Even the United States government has taken note of the growing rise in mobile application usage and the advantages that could be gained through creating their own government backed applications to be made available to the public. President Obama ordered, in May 2013, that all major federal agencies make at least two public services available on mobile phones. There has been hope that this initiative will prompt the government and mobile app industry developers to facilitate the creation of applications to take full advantage of government data.

“Smartphones contain many of the same components as personal computers. Every smartphone has a processor, random access memory stick(s), USB ports, display adapters, and internal storage devices. Users may even customize and upgrade their devices to suit their individual needs. For example, a user who wishes to use the smartphone for gaming can purchase a device with a multi-core processor and additional storage to hold large games. Most smartphones are also equipped with a touchscreen obviating the need for a physical key board. USB peripherals such as audio headphones and data transfer cables are also available for smartphones (Coustan & Strickland, n.d.).”

“The core software found in a smartphone is called the operating system. The operating system contains all the drivers necessary to carry out instructions between the software and hardware of the device. The operating system can be visualized as a software stack consisting of several layers. First, the kernel manages the drivers that manipulate a smartphone's hardware, such as its built-in camera or USB ports. Middleware contains software libraries which link to mobile applications. The application execution environment contains all the application programming interfaces (APIs) for developers to program new mobile applications for the operating system. Finally, the application suite contains core applications which are packaged with the operating system by default. These applications include phone call software, text messaging, menu screens, calendars, and more. A mobile app is software that a user can install on a smartphone to perform a particular task. For example, Android has a GPS app which allows the user to obtain travel directions in real time, or even track the locations of family members from anywhere in the country (Coustan & Strickland, n.d.). “

The information provided above, along with the general consensus that the mobile application industry has a very bright and successful future, points to the inevitable conclusion that companies will be created to fill this growing demand and experience tremendous success if they are successful. There have been no indications that the industry is going to slow down, and everything points to a continued demand for high quality mobile applications in the future. This of course is in the opinion of the Company.

*Most Industry Information presented was found at: http://www.aabri.com/manuscripts/131583.pdf

Business Information

Road Marshall, Inc. is a company with the intent to become one of the, if not the primary, leading publicly traded iOS and Android application development and promotion companies in the industry. Our fully developed proprietary application is called Road Marshall. Road Marshall is an application which will be invaluable to its users in the event of car trouble and should revolutionize the way tow truck companies are found within the United States, and eventually around the world.

Please see the below pictures of our application Road Marshall. All images can also be seen on our website at: http://www.roadmarshall.com/

We believe that one of the most appealing aspects of Road Marshall is the fact that it is user friendly and easy to use. When a user opens the application they will press the services icon and within moments, assuming the user has connection to the internet, Road Marshall will identify, on a map, the location of the user and show nearby towing services in the area.

The list of nearby towing services will also display the range of prices a user can expect. In the event that a user is experiencing car trouble this will simplify the process of finding assistance in a trying and stressful time. No one wants to experience car trouble and be stuck on the road, but the reality is it happens and Road Marshall will be there to ease the process of finding assistance. At Road Marshall we believe that no one should be left with minimal options when experiencing a breakdown.

On the screen which shows nearby towing companies and trucks the user can click on each company and read reviews written by other users of Road Marshall. This is a key feature to the application, and we will allow all of our users to rate and describe their experiences with companies so that, hopefully, if a company is providing poor quality of service or charging exorbitant fees the user will know prior to calling them for assistance.

When the ideal towing service is identified the user can directly call the towing service and schedule a tow. Another important aspect is that when the user calls the towing service the location of the application user will be sent directly to the truck driver. This should enable a truck driver to exactly find the application user with no time consuming search process whereby the tow truck driver needs to find the stranded driver. This should serve to significantly decrease the amount of time a user is stranded waiting for assistance.

The tow truck driver then has the ability to provide the user with an ETA for when the driver will arrive. Instead of just waiting and hoping the tow truck driver will show up in a timely manner the user will know exactly how long it will take for the driver to arrive, give or take a few minutes for traffic perhaps, and will be able to plan accordingly and with minimal stress.

Another aspect of Road Marshall, aside from our assistance with towing services, is our feature which allows a user to locate a fast food restaurant in 49 states (Alaska being the exception). We aim to help drivers not only when they are in a time of crisis, but also when they are simply looking to pick up some food on a long drive and don’t want to spend a large amount of time determining what options are nearby. The application will ascertain the user’s position and show fast food restaurants nearby so that the user can choose from a list of options and navigate directly to their restaurant of choice.

With the proceeds from this offering the Company plans to market Road Marshall through a combination of social media, online advertising, and print media such as magazines. However, at this time the Company does not have definitive plans as to where the proceeds from our offering will be directed as far as marketing is concerned. Despite the fact that our marketing efforts remain in the planning stages we have allocated a definitive marketing budget of $10,000.

It is worth noting that our application Road Marshall is currently free to download and use on iOS, but is not available on the Android store. The Company intends to monetize the mobile application through third party advertisements. These advertisements could include, but not strictly be limited to, their products, services, and or other mobile applications that are not in direct competition to our own (such as application games for example). At this point in time there are no agreements in place with any specific advertisers, and our plan to monetize our application through advertisements remains in the planning stages.

The Company will only begin monetizing the application through advertisements when the application has gained a larger user base. We believe that when a sufficient user base has been achieved then the addition of unobtrusive advertisements will not materially impact the number of users who utilize Road Marshall. There is also the possibility that Road Marshall may insert “in app” purchases whereby a user can purchase upgraded services or products within the app. However, this is speculative and is only mentioned as a possibility down the line if we are not generating sufficient revenue from the use of advertisements alone. At present, no definitive plans are in place for any “in app” purchases.

*Since April 20, 2016 there have been no substantive changes to our Company’s operations, no further development of the application has taken place, and no profits have been generated. The Company’s goals remain unchanged, and our plan is to take significant steps forward in developing the Company and Road Marshall application in the coming months.

Employees

As of the September 30, 2016 and the date of this report, we had/have six part time employees, all of which are our Officers and Directors.

Currently, our Officers and Directors all have the flexibility to work on our business up to 25 to 30 hours per week, but are prepared to devote more time if necessary.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our Officers/or Directors and or employees.

Item 1A. Risk Factors.

The following risk factors and other information included in this Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results and financial condition could be materially adversely affected.

Risks Related to Our Company and Our Industry

We have a limited operating history and have generated no revenue to date.

We have a limited operating history and do not have a meaningful historical record of sales and revenues nor do we have an established business track record. While we believe that we have the opportunity to be successful in the mobile application industry, there can be no assurance that we will be successful in accomplishing our business initiatives, or that we will be able to achieve any significant levels of revenues or net income, from our mobile application, “Road Marshall.”

The ownership of our mobile application “Road Marshall” was transferred to us in its entirety not through a formal agreement, but through a board resolution signed by our officers and directors of whom were the previous owners of the mobile application.

Because there was no formal agreement regarding the transfer in ownership of our mobile application “Road Marshall” this may impair your ability to sell shares in our company. A potential buyer of our stock may negatively regard such action that we have taken regarding the exchange in ownership. Additionally, this may limit our own ability to attract investors, which would negatively impact the value of your shares of stock.

The mobile application industry is subject to rapid technological change and, to compete, we must continually enhance our mobile Apps and custom development services.

We must continue to enhance and improve the performance, functionality and reliability of our mobile application, Road Marshall. The mobile application industry is characterized by rapid technological change, changes in user requirements and preferences, frequent new product and services introductions embodying new technologies and the emergence of new industry standards and practices that could render our products and services obsolete. Our success will depend, in part, on our ability to both internally develop and license leading technologies to enhance our existing application, services that address the increasingly sophisticated and varied needs of our customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of our technology and other proprietary technology involves significant technical and business risks. We may fail to use new technologies effectively or to adapt our proprietary technology and systems to customer requirements or emerging industry standards. If we are unable to adapt to changing market conditions, customer requirements or emerging industry standards, we may not be able to increase our revenue and expand our business.

Major network failures could have an adverse effect on our business.

Our technology infrastructure is critical to the performance of our application and customer satisfaction. Apps run on a complex distributed system, or what is commonly known as cloud computing. We will own, operate and maintain the primary elements of this system, but some elements of this system are operated by third parties that we do not control and which would require significant time to replace. We expect this dependence on third parties to continue. Major equipment failures, natural disasters, including severe weather, terrorist acts, acts of war, cyber-attacks or other breaches of network or information technology security that affect third-party networks, communications switches, routers, microwave links, cell sites or other third-party equipment on which we rely, could cause major network failures and/or unusually high network traffic demands that could have a material adverse effect on our operations or our ability to provide service to our customers. These events could disrupt our operations, require significant resources to resolve, result in a loss of customers or impair our ability to attract new customers, which in turn could have a material adverse effect on our business, prospects, results of operations and financial condition.

If we experience significant service interruptions, which could require significant resources to resolve, it could result in a loss of users or impair our ability to attract new users, which in turn could have a material adverse effect on our business, prospects, results of operations and financial condition.

In addition, with the growth of wireless data services, enterprise data interfaces and Internet-based or Internet Protocol-enabled applications, wireless networks and devices are exposed to a greater degree to third-party data or applications over which we have less direct control. As a result, the network infrastructure and information systems on which we rely, as well as our customers’ wireless devices, may be subject to a wider array of potential security risks, including viruses and other types of computer-based attacks, which could cause lapses in our service or adversely affect the ability of our customers to access our service. Such lapses could have a material adverse effect on our business, prospects, results of operations and financial condition.

Defects in our mobile app may adversely affect our business.

Tools, code, subroutines and processes contained within mobile apps may contain defects when introduced and also when updates and new versions are released. Our introduction of a mobile app with potential defects or quality problems may result in adverse publicity, product returns, reduced orders, uncollectible or delayed accounts receivable, product redevelopment costs, loss of or delay in market acceptance of our products or claims by customers or others against us. Such problems or claims may have a material and adverse effect on our business, prospects, financial condition and results of operations.

Technology is constantly undergoing significant changes and evolutions and it is imperative that we keep up with an ever changing technological landscape in order to ensure the continued use and viability of our application.

Our industry is categorized by rapid technological progression and ever increasing innovation. While we believe ourselves to currently offer the best mobile application relating to road side assistance to suit the unique needs of our users we will need to constantly work on improving our current assets (mobile application) in order to keep up with technological advances that will almost certainly occur. Should we fail to do so our business may be adversely affected.

Strong competition in the mobile application market could decrease our market share.

The mobile application industry is highly competitive. We compete with companies which may offer similar applications to our own. In addition, some of our competitors may have substantially greater name recognition and financial and other resources than we have, which may enable them to compete more effectively for the available market share. We also expect to face increased competition as a result of new entrants to the mobile application industry, including established and emerging companies which create and/or market mobile applications. We may not be able to compete successfully against current or future competitors and may face competitive pressures that could adversely affect our business or results of operations.

If we are the subject of an intellectual property infringement claim, the cost of participating in any litigation could cause us to go out of business.

There has been, and we believe that there will continue to be, significant litigation and demands for licenses in our industry regarding patent and other intellectual property rights. Although we anticipate having a valid defense to any allegation that our current products,  production methods and other activities infringe the valid and enforceable intellectual property rights of any third parties, we cannot be certain that a third party will not challenge our position in the future. Other parties may own patent rights that we might infringe upon with our products or other activities, and our competitors or other patent holders may assert that our products, and the methods we employ, are covered by their patents. These parties could bring claims against us that would cause us to incur substantial litigation expenses and, if successful, may require us to pay substantial damages. Some of our potential competitors may be better able to sustain the costs of complex patent litigation and, depending on the circumstances, we could be forced to stop or delay our research, development, manufacturing or sales activities. Any of these costs could cause us to go out of business.

We operate in a highly competitive market with rapid technological change, and we may not have the resources needed to compete successfully.

The mobile application industry is a highly competitive market that is characterized by rapid changes in our users’ technological requirements, expectations and evolving market standards. Competitors vary in size and organization from individuals with the capability to produce applications to startups to established corporations and software companies. Each of these competitors may develop applications or other technologies that are superior to the application we are offering. We may not have the resources necessary to acquire or compete with technologies being developed by our competitors, which may render our application less competitive or obsolete.

Our success and future growth depend on the continued acceptance of the Internet and the corresponding growth in mobile application usage.

Our business, to a large extent, relies on the Internet for its success. A number of factors could inhibit the continued acceptance of the Internet and adversely affect our profitability, including:

• Inadequate Internet infrastructure;

• Security and privacy concerns; and

• The unavailability of cost-effective Internet service and other technological factors.

If Internet use decreases, or if the number of mobile application users does not increase, our business may not grow as planned.

Government regulations relating to the Internet could increase our cost of doing business, affect our ability to grow or otherwise have a material adverse effect on our business.

The increasing popularity and use of the Internet and mobile applications has led, and may lead, to the adoption of new laws and regulatory practices in the United States or foreign countries and to new interpretations of existing laws and regulations. These new laws and interpretations may relate to issues such as online privacy, copyrights, trademarks and service marks, sales taxes, fair business practices and the requirement that online education institutions qualify to do business as foreign corporations or be licensed in one or more jurisdictions where they have no physical location or other presence. New laws, regulations or interpretations related to doing business over the Internet could increase our costs and materially and adversely affect our enrollments, revenues and results of operations.

Our success depends substantially on the continuing efforts of our senior executives and other key personnel, and our business may be severely disrupted if we lose their services.

Our future success heavily depends upon the continued services of our senior executives and other key employees. If one or more of our senior executives or key employees are unable or unwilling to continue in their present positions, it could disrupt our business operations, and we may not be able to replace them easily or at all. In addition, competition for senior executives and key personnel in our industry is intense, and we may be unable to retain our senior executives and key personnel or attract and retain new senior executives and key personnel in the future, in which case our business may be severely disrupted.

There is a conflict of interest that exists due to the fact that our Officers and Directors have outside obligations in which they serve other positions.

Because our Officers and Directors serve other outside positions they are only able to focus on advancing our business operations part time. Each of our Officers and Directors currently devotes between 1-10 hours per week in regards to our operations. It should be noted however, that the amount of time our Officers and Director’s may allocate to our business activities may increase or decrease in the future. We cannot accurately predict however, if this will occur for certain or what exact events will cause our Officers and Directors to allocate more time or less time to our operations.

Our mobile application generates and processes a large amount of data, and the improper use or disclosure of such data could harm our reputation as well as have a material adverse effect on our business and prospects.

Our mobile application generates and processes a large quantity of data. We face risks inherent in handling large volumes of data and in protecting the security of such data. This includes protecting the data in and hosted on our system, including against attacks on our system by outside parties or fraudulent behavior by our employees; addressing concerns related to privacy and sharing, safety, security and other factors; and complying with applicable laws, rules and regulations relating to the collection, use, disclosure or security of personal information, including any requests from regulatory and government authorities relating to such data. Any systems failure or security breach or lapse that results in the release of user data could harm our reputation and brand and, consequently, our business, in addition to exposing us to potential legal liability.

As we expand our operations, the laws, rules and regulations of other jurisdictions may impose more stringent or conflicting requirements and penalties, compliance with which could require significant resources and costs. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any regulatory requirements or privacy protection-related laws, rules and regulations could result in proceedings or actions against us by governmental entities or others. These proceedings or actions may subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and severely disrupt our business.

The success of our business depends on our ability to maintain and enhance our reputation and brand.

We believe that our reputation in the mobile application industry is of significant importance to the success of our business. A well-recognized brand is critical to increasing our customer base and, in turn, increasing our revenue. Since the mobile application industry is highly competitive, our ability to remain competitive depends to a large extent on our ability to maintain and enhance our reputation and brand, which could be difficult and expensive. To maintain and enhance our reputation and brand, we need to successfully manage many aspects of our business, such as cost-effective marketing campaigns to increase brand recognition and awareness in a highly competitive market; our ability to deliver our online platform and to ensure that it is seen as continually valuable within the mobile application industry.

We will conduct various marketing and brand promotion activities. We cannot assure you, however, that these activities will be successful and achieve the brand promotion goals we expect. If we fail to maintain and enhance our reputation and brand, or if we incur excessive expenses in our efforts to do so, our business, financial conditions and results of operations could be adversely affected.

Due to the Company operating as a going concern, and there is a possibility that we may never be profitable, there is the possibility that you may lose all or part of your investment.

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

Due to the Company operating as a going concern, and there is a possibility that we may never be profitable, there is the possibility that you may lose all or part of your investment.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision. If we cannot provide reliable financial reports, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly and result in a loss of some or all of your investment.

Due to the fact that our directors and officers reside outside the United States our shareholders may have difficulties effecting service of process against them.

The difficulties shareholders could face when attempting to effect service of process against our foreign officers and directors include, but are not limited to, the following:

-	Effecting service of process within the United States;

-	Enforcing judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against the officers;

-	Enforcing judgments of U.S. courts based on the civil liability provisions of the U.S. federal securities laws in foreign courts against your officers; and

-	Bringing an original action in foreign courts to enforce liabilities based on the U.S. federal securities laws against your officers.

We expect our quarterly financial results to fluctuate.

We expect our net sales and operating results to vary significantly from quarter to quarter due to a number of factors, including changes in:

• General Economic Conditions;

• The number users utilizing our mobile application;

• Our ability to retain, grow our business and attract new clients;

• Administrative Costs;

• Advertising and other marketing costs;

As a result of the variability of these and other factors, our operating results in future quarters may be below the expectations of public market analysts and investors.

At present we rely heavily upon Mr. Peh for additional capital in order to fund our development.

Engchoon Peh has informally agreed to advance funds “on a need be basis” to allow us to pay for filing fees, and professional fees that we may incur. At present, with our application fully developed, we do not believe we will require substantial additional financing from Mr. Peh, however without additional funding we will be unable to grow and market our business in the manner we intend to. Our business operations cannot progress further without additional financing, and Mr. Peh may not be willing to provide it to us. In the event that we cannot raise the money we seek, we may be forced to halt or suspend our proposed marketing and business activities and our application may not have the capability to begin generating profits which could result in a loss of all or part of your investment in our company.

The recently enacted JOBS Act will allow the Company to postpone the date by which it must comply with certain laws and regulations intended to protect investors and to reduce the amount of information provided in reports filed with the SEC.

The recently enacted JOBS Act is intended to reduce the regulatory burden on “emerging growth companies”. The Company meets the definition of an “emerging growth company” and so long as it qualifies as an “emerging growth company,” it will, among other things:

-be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

-be exempt from the "say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the "say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and certain disclosure requirements of the Dodd-Frank Act relating to compensation of Chief Executive Officers;

-be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and instead provide a reduced level of disclosure concerning executive compensation; and

-be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board (the “PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

Although the Company is still evaluating the JOBS Act, it currently intends to take advantage of all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”. The Company has elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b)(1) of the JOBS Act. Among other things, this means that the Company's independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company's internal control over financial reporting so long as it qualifies as an “emerging growth company”, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an “emerging growth company”, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers, which would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time are we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”. Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, being required to provide only two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million.

As we are a publicly reporting company, we will continue to incur significant costs in staying current with reporting requirements. Our management will be required to devote substantial time to compliance initiatives. Additionally, the lack of an internal audit group may result in material misstatements to our financial statements and ability to provide accurate financial information to our shareholders.

Our management and other personnel will need to devote a substantial amount of time to compliance initiatives to maintain reporting status. Moreover, these rules and regulations, which are necessary to remain as an SEC reporting Company, will be costly as an external third party consultant(s), attorney, or firm, may have to assist in some regard to following the applicable rules and regulations for each filing on behalf of the company.

We currently do not have an internal audit group, and we will eventually need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to have effective internal controls for financial reporting. Additionally, due to the fact that our officers and Director, have limited experience as an officer or Director of a reporting company, such lack of experience may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate financial information to our stockholders.

Moreover, if we are not able to comply with the requirements or regulations as an SEC reporting company, in any regard, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Our Officers and Directors lack experience in and with the reporting and disclosure obligations of publicly-traded companies.

Our Officers and Directors lack experience in, and with, the reporting and disclosure obligations of publicly-traded companies and with serving as an Officer and or Director of a publicly-traded company. Such lack of experience may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate financial information to our stockholders. Consequently, our operations, future earnings and ultimate financial success could suffer irreparable harm due to our Officers’ and Director’s ultimate lack of experience in our industry and with publicly-traded companies and their reporting requirements in general.

Risks Relating to the Company’s Securities

We may never have a public market for our common stock or may never trade on a recognized exchange. Therefore, you may be unable to liquidate your investment in our stock.

There is no established public trading market for our securities. Our shares are not and have not been listed or quoted on any exchange or quotation system.

In order for our shares to be quoted, a market maker must agree to file the necessary documents with the National Association of Securities Dealers, which operates the OTCQB. In addition, it is possible that such application for quotation may not be approved and even if approved it is possible that a regular trading market will not develop or that if it did develop, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

We may in the future issue additional shares of our common stock, which may have a dilutive effect on our stockholders.

Our Certificate of Incorporation authorizes the issuance of 500,000,000 shares of common stock and 20,000,000 shares of preferred stock, of which 20,000,000 shares of common stock and 100,000 shares of preferred stock are issued and outstanding as of January 13, 2017,. The future issuance of our common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our Certificate of Incorporation authorizes us to issue up to 20,000,000 shares of preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. Currently, each one (1) share of Preferred Stock shall have voting rights held at all stockholders’ meetings for all purposes, including election of directors equal to one hundred (100) shares of common stock.

Our preferred Stock does not have any dividend, conversion, liquidation, or other rights or preferences, including redemption or sinking fund provisions. However, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

We do not currently intend to pay dividends on our common stock and consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

Shareholders who hold unregistered shares of our common stock are subject to resale restrictions pursuant to Rule 144, due to our status as a “Shell Company.”

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, because we have no assets , we are still considered a “shell company” pursuant to Rule 144 and as such, sales of our securities pursuant to Rule 144 are not able to be made until we have ceased to be a “shell company” and we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and a period of at least twelve months has elapsed from the date “Form 10 information” (i.e., information similar to that which would be found in a Form 10 Registration Statement filing with the SEC has been filed with the Commission reflecting the Company’s status as a non-“shell company.” Because none of our non-registered securities can be sold pursuant to Rule 144, until one year after filing Form 10 like information with the SEC any non-registered securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until 12 months after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above. As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our status as a “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.

We may be exposed to potential risks resulting from requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

As a reporting company we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.

We do not currently have independent audit or compensation committees. As a result, our directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

The costs to meet our reporting and other requirements as a public company subject to the Exchange Act of 1934 is and will be substantial and may result in us having insufficient funds to expand our business or even to meet routine business obligations.

As a public entity, subject to the reporting requirements of the Exchange Act of 1934, we will continue to incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $35,000 per year for the next few years and will be higher if our business volume and activity increases. As a result, we may not have sufficient funds to grow our operations.

State Securities Laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell Shares.

Secondary trading in our common stock may not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock cannot be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

The trading in our shares will be regulated by the Securities and Exchange Commission Rule 15G-9 which established the definition of a “Penny Stock.”

The shares being offered are defined as a penny stock under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $4,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 ($300,000 jointly with spouse), or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and must deliver certain disclosures required by the Commission. Consequently, the penny stock rules may make it difficult for you to resell any shares you may purchase.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of the date of this report we do not own any properties.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We are currently listed on the OTC Marketplace with the ticker symbol RDMR.

Stockholders of Our Common Shares

As of September 30, 2016, we had 20,000,000 shares of common stock issued and outstanding.

Stockholders of Our Preferred Shares

As of September 30, 2016, we had 100,000 shares of preferred stock issued and outstanding. Every one share of preferred stock has voting rights equivalent to 100 shares of common stock.

Recent Sales of Unregistered Securities

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

Item 6. Selected Financial Data.

The tables and information below are derived from our financial statements.

Road Marshall, Inc.

BALANCE SHEETS

	September 30, 2016	September 30, 2015
ASSETS
Cash and cash equivalents	$25,000	$-
TOTAL ASSETS	$25,000	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:

Accrued Expenses	$1,670	$8,000

Total Current Liabilities	1,670	8,000

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock ($.0001 par value, 20,000,000 shares authorized; 100,000 issued and outstanding as of September 30, 2016 and 2015)	10	10

Common stock ($.0001 par value, 500,000,000 shares authorized, 20,000,000 and 15,000,000 shares issued and outstanding as of September 30, 2016 and 2015, respectively)	2,000	1,500

Additional Paid in Capital	61,556	400

Accumulated Deficit	(40,236)	(9,910)
Total Stockholders' Equity(Deficit)	23,330	(8,000)
TOTAL LIABILITIES & STOCKHOLDERS’ equity (DEFICIT)	$25,000	$-

Road Marshall, Inc.

STATEMENTS OF OPERATIONS

	Year ended September 30, 2016	Year ended September 30, 2015

Operating Expenses
General and administrative expenses	$30,326	$9,910
Total Operating Expenses	30,326	9,910

Net loss	$(30,326)	$(9,910)

Net loss per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	16,849,315	2,142,857

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our cash balance is $0 as of our fiscal year end of September 30, 2016. Our cash balance is not sufficient to fund our limited levels of operations for any period of time.

Our net loss for our fiscal year ended September 30, 2016 was $30,326 and was attributable to general and administrative expenses. Our net loss for the previous fiscal year end was $9,910. The variance in our net loss is due to the fact that our 2016 fiscal year covered a greater duration of time and because we experienced increases in general and administrative costs.

As of September 30, 2016 we held (currently are still) holding $25,000 in cashier’s checks to be deposited. This makes up all of our current assets. As of our previous fiscal year we had no cash or cash equivalents resulting in zero assets.

The bank checks that we hold are the result of the sale of shares. On May 18, 2016 the Company sold 5,000,000 shares of common stock at a price of $0.005 per share, resulting in $25,000 proceeds to the Company. These shares were sold pursuant to our effective S-1 Registration Statement.

We have been utilizing and may utilize funds from our Chief Executive Officer, Engchoon Peh, who has informally agreed to advance funds “on a need be basis” to allow us to pay for filing fees, and professional fees that we may incur. Mr. Peh has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. As a start-up stage company, we have a very limited operating history.

We are a start-up stage company and have not generated any revenue to date. Long term financing beyond the maximum aggregate amount of this offering will be required to fully implement our business plan. The exact amount of funding will depend on funding required for full implementation of our business plan.

In the following months the Company intends to monetize the mobile application ‘Road Marshall’ through third party advertisements. These advertisements could include, but not strictly be limited to, their products, services, and or other mobile applications that are not in direct competition to our own (such as mobile application(s) for games for example). We hope to commence monetization efforts in conjunction with growing the user base of the application.

Our marketing efforts to date have been minimal, however we have plans to, in the following months, advertise through a combination of social media, online advertising and print media. Our marketing efforts remain in the planning stages and we do not have any definitive arrangements at this time.

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Road Marshall, Inc.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm	F2

Balance Sheets	F3

Statements of Operations	F4

Statements of Changes in Stockholders’ Deficit	F5

Statements of Cash Flows	F6

Notes to Financial Statements	F7-F9

 -F1-

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Road Marshall, Inc.

Singapore

We have audited the accompanying balance sheets of Road Marshall, Inc. (the “Company”) as of September 30, 2016 and 2015, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended September 30, 2016, and the period from September 17, 2015 (inception) through September 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Road Marshall, Inc. as of September 30, 2016 and 2015, and the results of its operations and its cash flows for the year ended September 30, 2016 and the period from September 17, 2015 (inception) through September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

January 13, 2016

-F2-

Road Marshall, Inc.

BALANCE SHEETS

	September 30, 2016	September 30, 2015
ASSETS
Cash and cash equivalents	$25,000	$-
TOTAL ASSETS	$25,000	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:

Accrued Expenses	$1,670	$8,000

Total Current Liabilities	1,670	8,000

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock ($.0001 par value, 20,000,000 shares authorized; 100,000 issued and outstanding as of September 30, 2016 and 2015)	10	10

Common stock ($.0001 par value, 500,000,000 shares authorized, 20,000,000 and 15,000,000 shares issued and outstanding as of September 30, 2016 and 2015, respectively)	2,000	1,500

Additional Paid in Capital	61,556	400

Accumulated Deficit	(40,236)	(9,910)
Total Stockholders' Equity(Deficit)	23,330	(8,000)
TOTAL LIABILITIES & STOCKHOLDERS’ equity (DEFICIT)	$25,000	$-

The accompanying notes are an integral part of these financial statements.

-F3-

Road Marshall, Inc.

STATEMENTS OF OPERATIONS

	Year ended September 30, 2016	Year ended September 30, 2015

Operating Expenses
General and administrative expenses	$30,326	$9,910
Total Operating Expenses	30,326	9,910

Net loss	$(30,326)	$(9,910)

Net loss per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	16,849,315	2,142,857

The accompanying notes are an integral part of these financial statements.

-F4-

Road Marshall, Inc.
Statements of Changes in Stockholders' Equity (Deficit) For the Year ended September 30, 2016 and for the Period from September 17, 2015 (date of inception) through September 30, 2015

	Preferred Shares	Par Value Preferred Shares	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, September 17, 2015 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of 15,000,000 restricted shares of common stock	-	-	15,000,000	1,500	-	-	1,500
Issuance of 100,000 shares of preferred stock	100,000	10	-	-	-	-	10
Contribution by shareholder	-	-	-	-	400	-	400
Net loss	-	-	-	-	-	(9,910)	(9,910)
Balances, September 30, 2015	100,000	$10	15,000,000	$1,500	$400	$(9,910)	$(8,000)

Issuance of 5,000,000 shares of common stock	-	-	5,000,000	500	24,500	-	25,000
Contribution by shareholder	-	-	-	-	36,656	-	36,656
Net loss	-	-	-	-	-	(30,326)	(30,326)
Balances, September 30, 2016	100.000	$10	20,000,000	$2,000	$61,556	$(40,236)	$23,330

The accompanying notes are an integral part of these financial statements.

-F5-

Road Marshall, Inc.

STATEMENTS OF CASH FLOWS

	For the Year Ended September 30, 2016	For the Period from September 17, 2015 (date of inception) through September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,326)	$(9,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Preferred stock issued in exchange for mobile application	-	10
Common stock issued in exchange for mobile application	-	1,500
Accrued Expenses	30,326	8,000
Net cash used in operating activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	25,000	-
Net cash provided by financing activities	25,000	-
Net Change in Cash and Cash equivalents	25,000	-
Cash and cash equivalents at beginning of period:	-	-
Cash and cash equivalents at end of period:	$25,000	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Interest taxes paid	$-	$-
Non-cash investing and financial activities: Operation expenses and accrued expense paid by shareholder	$36,656	$400

 The accompanying notes are an integral part of these financial statements.

-F6-

Road Marshall, Inc.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Description of Business

Road Marshall, Inc. (the Company) was incorporated under the laws of the State of Delaware on September 17, 2015. Road Marshall, Inc. is a technology company engaged in the development of a mobile application for iOS and Android devices.

The Company has elected September 30th as its year end.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America (“US GAAP”), and have been consistently applied in the preparation of the financial statements.

Certain amounts from the prior year have been reclassified to conform to the current year presentation. This reclassification has no impact on the Company’s net earnings and financial position.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates. Due to the minimal level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at September 30, 2016 and 2015.

Basic Earnings (Loss) Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

The Company does not have any potentially dilutive instruments for the year ended September 30, 2016 and for the period from September 17, 2015 (date of inception) through September 30, 2015, thus, anti-dilution issues are not applicable.

Fair Value of Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

- Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

- Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

- Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

-F7-

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016 and 2015. The carrying value of financial instruments including cash and cash equivalents and accrued expenses approximated their fair values due to the short-term nature of these instruments.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Share-based Expense

ASC 718, “Compensation – Stock Compensation”, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.”  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense for the years ended September 30, 2016 and for the period from September 17, 2015 (date of inception) through September 30, 2015 were $0 and $1,510, respectively.

Note 3 - Going Concern

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

As of September 30, 2016 and 2015, the Company has incurred a net loss of approximately $30,326 and $9,910, respectively, which resulted in a net operating loss for income tax purposes. NOLs begin expiring in 2035. The losses result in a deferred tax asset of approximately $10,311 and $2,856, respectively, at the effective statutory rate of 34%. The deferred tax asset has been off-set by an equal valuation allowance.

	September 30,
	2016	2015
Deferred tax asset, generated from net operating loss at statutory rates	$10,311	$2,856
Valuation allowance	(10,311)	(2,856)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Years end September 30
	2016	2015
Federal income tax rate	34.0%	34.0%
Increase in valuation allowance	(34.0)%	(34.0)%
Effective income tax rate	-	-

Accounting for Uncertainty in Income Taxes

The Company has evaluated and concluded that there is no significant uncertain tax positions required recognition in its financial statement.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. In the event it receives an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

-F8-

Note 5 - ShareholderS’ Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has issued 100,000 shares as of September 30, 2016 and 2015.

On September 29, 2015 the Company issued 50,000 shares of its $0.0001 par value preferred stock totaling $5 to the Chief Executive Officer (the “CEO”) of the Company, Engchoon Peh, as compensation for the comprehensive rights and ownership to the mobile application “Road Marshall”, which includes the code and rights to distribute or sell the application through various marketplaces. On September 29, 2015 the Company issued 50,000 shares of its $0.0001 par value preferred stock totaling $5 to the Chief Operation Officer (the “COO”) of the Company, Zhencong Bai, as compensation for the comprehensive rights and ownership to the mobile application “Road Marshall”, which includes the code and rights to distribute or sell the application through various marketplaces. There is no formal agreement for the transfer of ownership of the mobile application. The ownership was transferred through a board minute which was approved by all the board of directors which includes the COO and CEO.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 20,000,000 and 15,000,000 shares of common stock issued and outstanding as of September 30, 2016 and 2015, respectively.

On September 29, 2015 the Company issued 3,750,000 of its $0.0001 par value common stock totaling $375 to the CEO of the Company and issued 11,250,000 of its $0.0001 par value common stock totaling $1,125 to five other officers and directors of the Company in exchange for the comprehensive rights to the mobile application. There is no formal agreement for the transfer of ownership of the mobile application. The ownership was transferred through a board minute which was approved by all the board of directors which includes the COO and CEO.

On May 18, 2016 the Company sold 5,000,000 shares of common stock per the Company’s effective S-1 Registration Statement, effective as of May 4, 2016. The shares of common stock were each sold at a price of $0.005 per share, resulting in $25,000 to the Company. At September 30, 2016, $25,000 in cashier’s checks were being held by the Company with the plan to deposit them into a corporate bank account when that account has been opened.

Pertinent Rights and Privileges

Holders of shares of Common Stock are entitled to one vote for each share held to be used at all stockholders’ meetings and for all purposes including the election of directors. Common Stock does not have cumulative voting rights. Nor does it have preemptive or preferential rights to acquire or subscribe for any unissued shares of any class of stock.

Holders of shares of Preferred Stock are entitled to voting rights where every one share of Preferred Stock has voting rights equal to one hundred shares of Common Stock.

Additional Paid In Capital

During the year ending September 30, 2016 and during the period from September 17, 2015 (date of inception) through September 30, 2015, our CEO paid operating expenses and accrued expense in the amount of $36,656 and $400, respectively, which is recorded as additional paid in capital.

Note 6 - Related-Party Transactions

Equity

The board of directors is a common control group of the comprehensive rights of the mobile application named “Road Marshall”.

On September 29, 2015 the Company issued 50,000 shares of its $0.0001 par value preferred stock totaling $5 to the CEO of the Company as compensation for the comprehensive rights to the mobile application. On September 29, 2015 the Company issued 50,000 shares of its $0.0001 par value preferred stock totaling $5 to the COO of the Company as compensation for the comprehensive rights to the mobile application. On September 29, 2015 the Company issued 3,750,000 of its $0.0001 par value common stock totaling $375 to the CEO of the Company and issued 11,250,000 of its $0.0001 par value common stock totaling $1,125 to five other officers and directors of the Company in exchange for the comprehensive rights to the mobile application. There is no formal agreement for the transfer of ownership of the mobile application. The ownership was transferred through a board minute which was approved by all the board of directors which includes the COO and CEO.

The Company treated this transaction as common control transfer of assets by founders. The value of the shares is nominal and is recorded as compensation. The Company evaluated the asset and concluded that it should be accounted at the historical carryover basis under US GAAP which is $0.

During the years ended September 30, 2016, expense in the amount of $28,656 were paid by our CEO, Engchoon Peh, on behalf of the Company, which is considered contributions to capital and recorded as additional paid in capital due to the fact that our CEO does not require the repayment from the Company.

In March 2016, accrued expense of $8,000 payable to third party was repaid by our CEO on behalf of the Company, which is considered contributions to capital and recorded as additional paid in capital due to the fact that our CEO does not require the repayment from the Company.

During the period ending September 30, 2015 our CEO paid operating expenses in the amount of $400 which is recorded as additional paid in capital due to the fact that our CEO does not require the repayment from the Company.

-F9-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of September 30, 2016, the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were ineffective as of the end of the fiscal year covered by this report due to the material weaknesses described below based on our evaluation:

(a) Inadequate segregation of duties and ineffective risk assessment

(b) Lack of effective oversight in the establishment and monitoring of required internal controls and procedures

(c) Lack of an audit committee

(d) Lack of well-established procedures to identify, approve and report related party transactions

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2016, our internal control over financial reporting was ineffective as of the end of the year.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

During the year ended September 30, 2016, there has not been any change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical information regarding the officers and Directors of the Company, who will continue to serve as officers and Directors of the Company are provided below:

NAME	AGE	POSITION
Engchoon Peh	43	Chief Executive Officer and Director
Guojin Bai	59	Chief Technology Officer and Director
Siew Phek Ong	59	Chief Marketing Officer and Director
Guobao Bai	61	Chief Financial Officer, Chief Accounting Officer, and Director
Zhencong Bai	33	Chief Operating Officer and Director
Pek San Lam	47	Chief Channel Officer and Director

Engchoon Peh - Chief Executive Officer and Director

Mr. Peh has a Bachelor’s in Accounting and is the business owner of P Express Enterprise., a Singapore Company offering money transfer services, which he founded in 2005 and continues to operate today. Mr. Peh will be actively involved in Road Marshall, and due to his previous business experience and the Company’s belief that he will be able to effectively lead the Company to profitability, this has led to his election to the positions of both Chief Executive Officer and Director.

GuoJin Bai Chief Technology Officer and Director

Mr. Bai has served as Managing Director of Caliber Technology Pte Ltd., which specializes in mobile application development, voip and software solutions, from 2000-Present. His experience regarding mobile application development has led the Company to the decision to elect him to the office of Chief Technology Officer and to our Board of Directors.

Siew Phek Ong - Chief Marketing Officer and Director

Siew Phek Ong has served as the Managing Director of JP Solutions Pte Ltd., which specializes in mobile applications, from 2009 to Present. Siew Phek Ong has a wealth of experience with strategic planning, development, branding, sales and marketing. The Company believes that she will be able to increase the exposure of Road Marshall due to her business experience and this has led to her appointment as both Chief Marketing Officer and Director.

Guobao Bai Chief Finance Officer, Chief Accounting Officer and Director

Mr. Bai has served as a Director of Seng Huat Distribution Pte Ltd, a company which manufactures Carbon boxes, from 2008 to present. He has also served as Director of AllBest Exchange Pte Ltd, which operates a currency exchange and remittance service, from 2006 to present. In both companies he administrates the financial and risk management operations, including ongoing development and management of control systems designed to preserve company assets. Due to his wealth of experience, and industry expertise, the Company has elected him as Chief Finance Officer, Chief Accounting Officer and Director.

Zhencong Bai - Chief Operating Officer and Director

Mr. Bai holds a degree in Manufacturing Engineering from Boston University. He has served as Marketing Director of Caliber Technology Pte Ltd, which develops mobile applications and related technologies, from 2012 to Present. Based off of what we feel is his insight into the mobile application market, based off of his experience at Caliber Technology Pte Ltd, we have appointed him as both Chief Operating Officer and Director.

Pek San Lam - Chief Channel Officer and Director

Pek San Lam has served as Operating Director of JP Solutions Pte Ltd, which specializes in mobile applications, from 2009 to Present. During her time at JP Solutions Pte Ltd she managed and oversaw all operations and activities of the IT division. Due to her experience at JP Solutions Pte Ltd the company has chosen to elect Pek San Lam to the positions of Chief Channel Officer and Director.

Note: Because our Officers and Directors serve other outside positions they are only able to focus on advancing our business operations part time. Each of our Officers and Directors currently devotes between 10-20 hours per week in regards to our operations. It should be noted however, that the amount of time our Officers and Director’s may allocate to our business activities may increase or decrease in the future. We can not accurately predict however, if this will occur for certain or what exact events will cause our Officers and Directors to allocate more time or less time to our operations.

Corporate governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our sole Director believes that it is not necessary to have such committees, at this time, because the Director(s) can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Director(s) are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director(s) of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our Director and our executive officers have not been involved in or a party in any of the following events or actions during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Chief Executive Officer, at the address appearing on the first page of this report.

Item 11. Executive Compensation.

There are no formal written employment arrangements in place. We do not have any agreements or understandings that would change the terms of compensation during the course of a year.

No compensation of any kind has been paid to officers and or directors for the period October 1, 2015 through the fiscal year ended September 30, 2016.

The table below reflects compensation paid both to executive officers and directors for the fiscal year ended September 30, 2015 and September 30, 2016.

Summary Compensation Table:

Name and principal position (a)	Year ended September 30 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Engchoon Peh, Chief Executive Officer and Director	2015	-	-	3,800,000 (1)	-	-	-	-	$380
	2016	-	-	-	-	-	-	-	$-

Guojin Bai, Chief Technology Officer and Director	2015	-	-	2,250,000 (1)	-	-	-	-	$225
	2016	-	-	-	-	-	-	-	$-

Siew Phek Ong, Chief Marketing Officer and Director	2015	-	-	2,250,000 (1)	-	-	-	-	$225
	2016	-	-	-	-	-	-	-	$-

Guojin Bai, Chief Technology Officer and Director	2015	-	-	2,250,000 (1)	-	-	-	-	$225
	2016	-	-	-	-	-	-	-	$-

Guobao Bai, Chief Financial Officer, Chief Accounting Officer and Director	2015	-	-	2,250,000 (1)	-	-	-	-	$225
	2016	-	-	-	-	-	-	-	$-

Zhencong Bai, Chief Operating Officer and Director	2015	-	-	2,300,000 (1)	-	-	-	-	$230
	2016	-	-	-	-	-	-	-	$-

Pek San Lam, Chief Channel Officer and Director	2015	-	-	2,250,000 (1)	-	-	-	-	$225
	2016	-	-	-	-	-	-	-	$-

1.) On September 29, 2015 the following individuals were appointed as Officers and Directors to the Company.

* Engchoon Peh was appointed Chief Executive Officer and a Director of the Company.

* Guojin Bai was appointed Chief Technology Officer and a Director of the Company.

* Siew Phek Ong was appointed Chief Marketing Officer and a Director of the Company.

* Guobao Bai was appointed Chief Financial Officer, Chief Accounting Officer and a Director of the Company.

* Zhencong Bai was appointed Chief Operating Officer and a Director of the Company.

* Pek San Lam was appointed Chief Channel Officer and a Director of the Company.

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

Compensation of Directors

See above table titled, “Summary Compensation Table.”

Summary of Compensation

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have a formal employment or consulting agreement with any officers or Directors.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, in the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company has 20,000,000 shares of common stock and 100,000 shares of preferred stock issued and outstanding, which number of issued and outstanding shares of common stock and preferred stock have been used throughout this report. Every one share of preferred stock has voting rights equivalent to 100 shares of common stock.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (1)
Executive Officers and Directors
Engchoon Peh, Chief Executive Officer and Director	3,750,000	18.75%	50,000	50%	29.167%
Guojin Bai, Chief Technology Officer and Director	2,250,000	11.25%	none	n/a	7.50%
Siew Phek Ong, Chief Marketing Officer and Director	2,250,000	11.25%	none	n/a	7.50%
Guobao Bai, Chief Financial Officer, Chief Accounting Officer and Director	2,250,000	11.25%	none	n/a	7.50%
Zhencong Bai,Chief Operating Officer and Director	2,250,000	11.25%	50,000	50%	24.167%
Pek San Lam, Chief Channel Officer and Director	2,250,000	11.25%	none	n/a	7.50%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On September 29, 2015 the following individuals were appointed as Officers and Directors to the Company.

* Engchoon Peh was appointed Chief Executive Officer and a Director of the Company.

* Guojin Bai was appointed Chief Technology Officer and a Director of the Company.

* Siew Phek Ong was appointed Chief Marketing Officer and a Director of the Company.

* Guobao Bai was appointed Chief Financial Officer, Chief Accounting Officer and a Director of the Company.

* Zhencong Bai was appointed Chief Operating Officer and a Director of the Company.

* Pek San Lam was appointed Chief Channel Officer and a Director of the Company.

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

The board of directors is a common control group of the comprehensive rights of the mobile application named “Road Marshall”.

On September 29, 2015 the Company issued 50,000 shares of its $0.0001 par value preferred stock totaling $5 to the CEO of the Company as compensation for the comprehensive rights to the mobile application. On September 29, 2015 the Company issued 50,000 shares of its $0.0001 par value preferred stock totaling $5 to the COO of the Company as compensation for the comprehensive rights to the mobile application. On September 29, 2015 the Company issued 3,750,000 of its $0.0001 par value common stock totaling $375 to the CEO of the Company and issued 11,250,000 of its $0.0001 par value common stock totaling $1,125 to five other officers and directors of the Company in exchange for the comprehensive rights to the mobile application. There is no formal agreement for the transfer of ownership of the mobile application. The ownership was transferred through a board minute which was approved by all the board of directors which includes the COO and CEO.

The Company treated this transaction as common control transfer of assets by founders. The value of the shares is nominal and is recorded as compensation. The Company evaluated the asset and concluded that it should be accounted at the historical carryover basis under US GAAP which is $0.

During the years ended September 30, 2016, expense in the amount of $28,656 were paid by our CEO, Engchoon Peh, on behalf of the Company, which is considered contributions to capital and recorded as additional paid in capital due to the fact that our CEO does not require the repayment from the Company.

In March 2016, accrued expense of $8,000 payable to third party was repaid by our CEO on behalf of the Company, which is considered contributions to capital and recorded as additional paid in capital due to the fact that our CEO does not require the repayment from the Company.

During the period ending September 30, 2015 our CEO paid operating expenses in the amount of $400 which is recorded as additional paid in capital due to the fact that our CEO does not require the repayment from the Company.

Item 14. Principal Accounting Fees and Services.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

		2016	2015
Audit fees	MaloneBailey, LLP	$4,500	$2,500
All other fees		7,500	-
Total		$12,000	$2,500

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

1. Financial statements for our company are listed in the index under Item 8 of this document

2. All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended September 30, 2016. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on April 20, 2016 and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Road Marshall, Inc.

(Registrant)

Name: Engchoon Peh

Signature: /s/ Engchoon Peh

Title: Chief Executive Officer and Director (Principal Executive Officer)

Date: January 13, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name: Engchoon Peh

Signature: /s/ Engchoon Peh

Title: Chief Executive Officer and Director (Principal Executive Officer)

Date: January 13, 2017

Name: Guobao Bai

Signature: /s/ Guobao Bai

Title: Chief Financial Officer, Chief Accounting Officer, and Director (Principal Financial Officer and Principal Accounting Officer)

Date: January 13, 2017