Form 10-Q
period 2017-03-31
Road Marshall, Inc.
filed 2017-06-02
CIK 1657249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 1, 2017: 20,000,000 shares of common stock.

Road Marshall, Inc.

INDEX

PART I-FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Road Marshall, Inc.

BALANCE SHEETS

	March 31, 2017 (Unaudited)	September 30, 2016
ASSETS
Cash and cash equivalents	$35,000	$25,000
TOTAL ASSETS	$35,000	$25,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:

Accrued expenses	$3,745	$1,670

Total Current Liabilities	3,745	1,670

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock ($.0001 par value, 20,000,000 shares authorized; 100,000 issued and outstanding as of March 31, 2017 and September 30, 2016)	10	10

Common stock ($.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of March 31, 2017 and September 30, 2016)	2,000	2,000

Additional paid in capital	99,886	61,556

Accumulated deficit	(70,641)	(40,236)
Total Stockholders' Equity (Deficit)	31,255	23,330
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$35,000	$25,000

See Accompanying Notes to Unaudited Financial Statements.

-F1-

Road Marshall, Inc.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Six Months Ended March 31, 2017	Six Months Ended March 31, 2016
Revenues	$10,000	$-	$10,000	$-
Cost of Revenue	8,000	-	8,000	-
Gross Profit	2,000	-	2,000	-

Operating Expenses
General and Administrative	5,745	3,524	32,405	15,846

Total Operating Expenses	5,745	3,524	32,405	15,846
Net Loss	$(3,745)	$(3,524)	$(30,405)	$(15,846)
Net loss per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	20,000,000	15,000,000	20,000,000	15,000,000

See Accompanying Notes to Unaudited Financial Statements.

-F2-

Road Marshall, Inc.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended March 31, 2017	For the six months ended March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,405)	$(15,846)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities
Accrued expenses	40,405	(15,846)
Net cash used by operating activities	10,000	-

Net Change in Cash	10,000	-
Cash and cash equivalents at beginning of period:	25,000	-
Cash and cash equivalents at end of period:	$35,000	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	-	-

NON-CASH INVESTING AND FINANCIAL ACTIVITIES:
Operating expenses and accrued expense paid by shareholder	$38,330	$21,146

See Accompanying Notes to Unaudited Financial Statements.

-F3-

Road Marshall, Inc.

NOTES TO FINANCIAL STATEMENTS

For the period ENDED March 31, 2017

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Road Marshall, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on September 17, 2015. Road Marshall, Inc. is a technology company engaged in the development of a mobile application for iOS and Android devices.

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

NOTE 2 – Significant accounting policies

revenue recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

During the six months ended March 31, 2017, the Company provided mobile application modification services for one customer and recognized service revenue in the amount of $10,000.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern. These adverse conditions are negative financial trends, specifically recurring operating losses, accumulated deficit and other adverse key financial ratios.

The Company generated certain revenues during the three months ended March 31, 2017, however, the amount is not sufficient to cover its operating expenses. Management plans to fund operating expenses with related party contributions. There is no assurance that management's plan will be successful.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTIONS

Contributions

During the six months ended March 31, 2017, $38,330 in expenses were paid by our Chief Executive Officer, Engchoon Peh, on behalf of the Company. These expenses, consisting mostly of professional and consulting fees and costs related to mobile application modification services, are considered contributions to capital and recorded as additional paid in capital due to the fact that our CEO does not require the repayment from the Company.

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

REVENUE RECOGNITION

The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

While we have plans to further develop our existing mobile application as mentioned above, from time to time we also intend to provide services to third parties relating to the development of other mobile applications. Currently, the Company is providing services to a third party Company to assist in the development of a similar mobile application to “Road Marshall,” specifically targeted for the Malaysian market.

RESULTS OF OPERATIONS

For the three and six months ended March 31, 2017

We generated $10,000 in revenues for the three and six months ended March 31, 2017. Our operating expenses were $5,745 for the three months and $32,405 for the six months ended March 31, 2017. Operating expenses were solely general and administrative in nature and consisted primarily of professional and consulting fees. Our net loss for the three month and six month periods ended March 31, 2017 were $3,745 and $30,405, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of March 31, 2017 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of March 31, 2017.

As of March 31, 2017 we are holding $35,000 in cashier’s checks and cash to be deposited. For future expenses exceeding $35,000, we intend them to be funded by our officers and directors until we can generate revenue from our application, Road Marshall. There is a possibility that our officers and directors may not loan or provide us any such funds.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended March 31, 2017 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 3 Defaults Upon Senior Securities

None.

Item 4 Mine Safety Disclosures

Not applicable.

Item 5 Other Information

None.

Item 6 Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended March 31, 2017 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on April 20, 2016 and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Road Marshall, Inc.

Dated: June 1, 2017

By:	/s/ Engchoon Peh
Engchoon Peh, Chief Executive Officer (Principal Executive Officer), Director

By:	/s/ Guobao Bai
Guobao Bai, Chief Financial Officer (Principal Financial Officer), Director