Form 10-Q
period 2017-06-30
Road Marshall, Inc.
filed 2017-08-14
CIK 1657249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED June 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2017: 20,000,000 shares of common stock.

Road Marshall, Inc.

INDEX

PART I-FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Road Marshall, Inc.

BALANCE SHEETS

	June 30, 2017 (Unaudited)	September 30, 2016
ASSETS
Cash and cash equivalents	$30,000	$25,000
TOTAL ASSETS	$30,000	$25,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses	$4,275	$1,670
Total Current Liabilities	4,275	1,670

STOCKHOLDERS' EQUITY:
Preferred stock ($.0001 par value, 20,000,000 shares authorized; 100,000 issued and outstanding as of June 30, 2017 and September 30, 2016)	10	10

Common stock ($.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of June 30, 2017 and September 30, 2016)	2,000	2,000

Additional paid in capital	95,631	61,556

Accumulated deficit	(71,916)	(40,236)
Total Stockholders' Equity	25,725	23,330
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$30,000	$25,000

See Accompanying Notes to Unaudited Financial Statements.

-F1-

Road Marshall, Inc.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Nine Months Ended June 30, 2017	Nine Months Ended June 30, 2016
Revenues	$15,000	$-	$25,000	$-
Cost of revenues - related party	12,000	-	20,000	-
Gross Profit	3,000	-	5,000	-

Operating Expenses
General and administrative expenses	4,275	2,750	36,680	18,596
Total Operating Expenses	4,275	2,750	36,680	18,596

Net Loss	$(1,275)	$(2,750)	$(31,680)	$(18,596)
Net loss per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	20,000,000	17,362,637	20,000,000	15,784,672

See Accompanying Notes to Unaudited Financial Statements.

-F2-

Road Marshall, Inc.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended June 30, 2017	For the nine months ended June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,680)	$(18,596)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities
Accrued expenses	36,680	18,596
Net cash provided by operating activities	5,000	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	25,000
Proceeds from related party	8,000	-
Repayment to related party	(8,000)	-
Net cash provided by financing activities	-	25,000

Net Change in Cash	5,000	25,000
Cash and cash equivalents at beginning of period:	25,000	-
Cash and cash equivalents at end of period:	$30,000	$25,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	-	-

NON-CASH INVESTING AND FINANCIAL ACTIVITIES:
Operating expenses and accrued expense paid by shareholder	$34,075	$23,896

See Accompanying Notes to Unaudited Financial Statements.

-F3-

Road Marshall, Inc.

NOTES TO FINANCIAL STATEMENTS

For the period ENDED June 30, 2017

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Road Marshall, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on September 17, 2015. Road Marshall, Inc. is a technology company engaged in the development of mobile applications for iOS and Android devices.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

During the nine months ended June 30, 2017, the Company provided mobile application modification services for one customer and recognized service revenue in the amount of $25,000.

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

The Company generated certain revenues during the nine months ended June 30, 2017, however, the amount is not sufficient to cover its operating expenses. Management plans to fund operating expenses with related party contributions. There is no assurance that management's plan will be successful.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTIONS

Contributions

During the nine months ended June 30, 2017 and 2016, $34,075 and $23,896 in expenses were paid by our Chief Executive Officer (CEO), Engchoon Peh, on behalf of the Company. These expenses, consisting mostly of professional and consulting fees, are considered contributions to capital and recorded as additional paid in capital due to the fact that our CEO does not require the repayment from the Company.

Services purchased from related party

During the nine months ended June 30, 2017, the Company outsourced mobile application modification services to Caliber Technology Pte Ltd. (“Caliber”) and paid Caliber $20,000 for the services provided, which were recorded as cost of revenues – related party. Caliber is 99.99% owned by Siew Phek Ong, Chief Marketing Officer and Director of the Company and 0.01% owned by Guojin Bai, Chief Technology Officer and Director of the Company. Siew Phek Ong and Guojin Bai are also the principal shareholders of the Company.

Due to related party

During the nine months ended June 30, 2017, the Company borrowed from its CEO in the amount of $8,000 to pay off the vender, Caliber, for the services provided. The advances from CEO were short-term in nature, non-interest bearing, unsecured and payable on demand. The Company repaid the amount in full during the same period. As of June 30, 2017, there was $0 due to this related party.

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

RESULTS OF OPERATIONS

For the three and nine months ended June 30, 2017

We generated $15,000 in revenues for the three months ended June 30, 2017 and $25,000 for the nine months ended June 30, 2017. Our operating expenses were $4,275 for the three months and $36,680 for the nine months ended June 30, 2017. Operating expenses were solely general and administrative in nature and consisted primarily of professional and consulting fees. Our net loss for the three month and nine month periods ended June 30, 2017 were $1,275 and $31,680, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of June 30, 2017 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of June 30, 2017.

For future expenses we intend to be funded by our officers and directors until we can generate substantive revenues from our application, Road Marshall or from technical services provided to clients. There is a possibility that our officers and directors may not loan or provide us any such funds.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended June 30, 2017 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 3 Defaults Upon Senior Securities

None.

Item 4 Mine Safety Disclosures

Not applicable.

Item 5 Other Information

None.

Item 6 Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended June 30, 2017 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on April 20, 2016 and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Road Marshall, Inc.

Dated: August 14, 2017

By:	/s/ Engchoon Peh
Engchoon Peh, Chief Executive Officer (Principal Executive Officer), Director

By:	/s/ Guobao Bai
Guobao Bai, Chief Financial Officer (Principal Financial Officer), Director