Form 10-K
period 2017-09-30
Road Marshall, Inc.
filed 2018-01-09
CIK 1657249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED September 30, 2017

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

[X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

[  ] Yes [X] No

As of March 31, 2017, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $500. This value was determined with each share of common stock valued at par value ($0.0001).

As of January 9, 2018, there were approximately 20,000,000 shares of common stock and 100,000 shares of preferred stock issued and outstanding.

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

*Most Industry Information presented was found at: http://www.aabri.com/manuscripts/131583.pdf

Business Information

Road Marshall, Inc. is a company with the intent to become one of the, if not the primary, leading publicly traded iOS and Android application development and promotion companies in the industry. Our proprietary application is called Road Marshall. Road Marshall is an application which will be invaluable to its users in the event of car trouble and should revolutionize the way tow truck companies are found within the United States, and eventually around the world.

Please see the below pictures of our application Road Marshall. All images can also be seen on our website at: http://www.roadmarshall.com/

We believe that one of the most appealing aspects of Road Marshall is the fact that it is user friendly. When a user opens the application they will press the services icon and within moments, assuming the user has a connection to the internet, Road Marshall will identify, on a map, the location of the user and show nearby towing services in the area.

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

It is worth noting that our application Road Marshall is currently free to download and use on iOS, but is not available on the Android store. The Company intends to monetize the mobile application through third party advertisements during the 2018 fiscal year. These advertisements could include, but not strictly be limited to, their products, services, and or other mobile applications that are not in direct competition to our own (such as application games for example). At this point in time there are no agreements in place with any specific advertisers, and our plan to monetize our application through advertisements remains in the planning stages.

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

For the year ended September 30, 2017 the Company has generated its first instance of revenues in the amount of $40,000. The $40,000 in revenue was generated from technical services provided to an unrelated party for the development of a mobile application. At this time the Company is actively looking to market its own mobile application, “Road Marshall” in the United States. Furthermore the Company is now seeking new clients to provide technical services in relation to the advancement of their own mobile applications for iOS and Android devices.

Employees

As of the September 30, 2017 and the date of this report, we had/have six part time employees, all of which are our Officers and Directors.

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

Risks Related to Our Company and Our Industry

We have a limited operating history and have generated minimal revenue to date.

We have a limited operating history and do not have a meaningful historical record of sales and revenues nor do we have an established business track record. While we believe that we have the opportunity to be successful in the mobile application industry, there can be no assurance that we will be successful in accomplishing our business initiatives, or that we will be able to achieve any significant levels of revenues or net income, from our mobile application, “Road Marshall” or through providing technical services to third parties for app development.

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

Due to the Company operating as a going concern, and there is a possibility that you may lose all or part of your investment.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically recurring operating losses, accumulated deficit, and other adverse key financial ratios.

The Company generated revenues in the amount of $40,000 during the year ended September 30, 2017, however, the amount is not sufficient to cover its operating expenses. Management plans to fund operating expenses with related party contributions. There is no assurance that management's plan will be successful.

Due to the Company operating as a going concern, and there is a possibility that you may lose all or part of your investment.

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

Engchoon Peh has informally agreed to advance funds “on a need be basis” to allow us to pay for filing fees, and professional fees that we may incur. At present, with our application fully developed, we do not believe we will require substantial additional financing from Mr. Peh, however without additional funding we will be unable to grow and market our business in the manner we intend to. Our business operations cannot progress further without additional financing, and Mr. Peh may not be willing to provide it to us. In the event that we cannot raise the money we seek, we may be forced to halt or suspend our proposed marketing and business activities and our application and third party application development services may not have the capability to begin generating profits which could result in a loss of all or part of your investment in our company.

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

Risks Relating to the Company’s Securities

We may never have a public market for our common stock. Therefore, you may be unable to liquidate your investment in our stock.

There is no established public trading market for our securities. A regular trading market may not develop in our common stock or, if it does, it may not be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

We may in the future issue additional shares of our common stock, which may have a dilutive effect on our stockholders.

Our Certificate of Incorporation authorizes the issuance of 500,000,000 shares of common stock and 20,000,000 shares of preferred stock, of which 20,000,000 shares of common stock and 100,000 shares of preferred stock are issued and outstanding as of January 9, 2018. The future issuance of our common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $4,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 ($300,000 jointly with spouse), or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and must deliver certain disclosures required by the Commission. Consequently, the penny stock rules may make it difficult for you to resell any shares you may purchase.

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

Stockholders of Our Common Shares

As of September 30, 2017, we had 20,000,000 shares of common stock issued and outstanding.

Stockholders of Our Preferred Shares

As of September 30, 2017, we had 100,000 shares of preferred stock issued and outstanding. Every one share of preferred stock has voting rights equivalent to 100 shares of common stock.

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

Item 6. Selected Financial Data.

The tables and information below are derived from our financial statements.

Road Marshall, Inc.

BALANCE SHEETS

	September 30, 2017	September 30, 2016
ASSETS
Cash and cash equivalents	$33,000	$25,000
TOTAL ASSETS	$33,000	$25,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses	$2,960	$1,670
Total Current Liabilities	2,960	1,670

STOCKHOLDERS' EQUITY:
Preferred stock ($.0001 par value, 20,000,000 shares authorized; 100,000 issued and outstanding as of September 30, 2017 and 2016)	10	10

Common stock ($.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of September 30, 2017 and 2016)	2,000	2,000

Additional paid in capital	99,906	61,556

Accumulated deficit	(71,876)	(40,236)
Total Stockholders' Equity	30,040	23,330
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,000	$25,000

Road Marshall, Inc.

STATEMENTS OF OPERATIONS

	Year Ended September 30, 2017	Year Ended September 30, 2016
Revenues	$40,000	$-
Cost of revenue – related party	32,000	-
Gross Profit	8,000	-

Operating Expenses
General and administrative expenses	$39,640	$30,326
Total Operating Expenses	39,640	30,326

Net Loss	$(31,640)	$(30,326)

Net loss per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – Basic and Diluted	20,000,000	16,849,315

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our cash balance is $33,000 as of our fiscal year end of September 30, 2017. Our cash balance is not sufficient to fund our limited levels of operations for any period of time.

Our net loss for our fiscal year ended September 30, 2017 was $31,640 and was attributable to revenue net off cost of sales and general and administrative expenses. Our net loss for the previous fiscal year end was $30,326, which was comprised solely of general and administrative expenses.

As of September 30, 2017 we held (currently are still holding) $25,000 in cashier’s checks to be deposited, and $8,000 cash on hand which were derived from collections of revenue. As of our previous fiscal year end we had $25,000 in cashier’s checks which comprised the entirety of our cash or cash equivalents.

The bank checks that we hold are the result of the sale of shares. On May 18, 2016 the Company sold 5,000,000 shares of common stock at a price of $0.005 per share, resulting in $25,000 proceeds to the Company. These shares were sold pursuant to our effective S-1 Registration Statement.

We have been utilizing and may utilize funds from our Chief Executive Officer, Engchoon Peh, who has informally agreed to advance funds “on a need be basis” to allow us to pay for filing fees, and professional fees that we may incur. Mr. Peh has no formal commitment, arrangement or legal obligation to advance or loan funds to the company, and the advances were not required to be repaid by the Company to Mr. Peh. As a start-up stage company, we have a very limited operating history.

We are a start-up stage company and have generated minimal revenue to date. Long term financing beyond the maximum aggregate amount of this offering will be required to fully implement our business plan. The exact amount of funding will depend on funding required for full implementation of our business plan.

The Company intends to monetize the mobile application ‘Road Marshall’ through third party advertisements during the next fiscal year. These advertisements could include, but not strictly be limited to, their products, services, and or other mobile applications that are not in direct competition to our own (such as mobile application(s) for games for example). We hope to commence monetization efforts in conjunction with growing the user base of the application.

Our marketing efforts to date have been minimal, however we have plans to, in the following fiscal year, advertise through a combination of social media, online advertising and print media. Our marketing efforts remain in the planning stages and we do not have any definitive arrangements at this time.

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Road Marshall, Inc.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm	F2

Balance Sheets	F3

Statements of Operations	F4

Statements of Changes in Stockholders’ Equity	F5

Statements of Cash Flows	F6

Notes to Financial Statements	F7-F11

 -F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Road Marshall, Inc.

We have audited the accompanying balance sheets of Road Marshall, Inc. (the “Company”) as of September 30, 2017 and 2016, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Road Marshall, Inc. as of September 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

January 9, 2018

-F2-

Road Marshall, Inc.

BALANCE SHEETS

	September 30, 2017	September 30, 2016
ASSETS
Cash and cash equivalents	$33,000	$25,000
TOTAL ASSETS	$33,000	$25,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses	$2,960	$1,670
Total Current Liabilities	2,960	1,670

STOCKHOLDERS' EQUITY :
Preferred stock ($.0001 par value, 20,000,000 shares authorized; 100,000 issued and outstanding as of September 30, 2017 and 2016)	10	10

Common stock ($.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of September 30, 2017 and 2016)	2,000	2,000

Additional paid in capital	99,906	61,556

Accumulated deficit	(71,876)	(40,236)
Total Stockholders' Equity	30,040	23,330
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,000	$25,000

The accompanying notes are an integral part of these financial statements.

-F3-

Road Marshall, Inc.

STATEMENTS OF OPERATIONS

	Year Ended September 30, 2017	Year Ended September 30, 2016
Revenues	$40,000	$-
Cost of revenues – related party	32,000	-
Gross Profit	8,000	-

Operating Expenses
General and administrative expenses	39,640	30,326
Total Operating Expenses	39,640	30,326

Net Loss	$(31,640)	$(30,326)

Net loss per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – Basic and Diluted	20,000,000	16,849,315

The accompanying notes are an integral part of these financial statements.

-F4-

ROAD MARSHALL, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARs ENDED SEPTEMBER 30, 2017 AND 2016

	Preferred Shares	Par Value Preferred Shares	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, September 30, 2015	100,000	$10	15,000,000	$1,500	$400	$(9,910)	$(8,000)
Issuance of 5,000,000 shares of common stock	-	-	5,000,000	500	24,500	-	25,000
Contribution by shareholder	-	-	-	-	36,656	-	36,656
Net loss	-	-	-	-	-	(30,326)	(30,326)
Balances, September 30, 2016	100,000	$10	20,000,000	$2,000	$61,556	$(40,236)	$23,330

Contribution by shareholder	-	-	-	-	38,350	-	38,350
Net loss	-	-	-	-	-	(31,640)	(31,640)
Balances, September 30, 2017	100,000	$10	20,000,000	$2,000	$99,906	$(71,876)	$30,040

The accompanying notes are an integral part of these financial statements.

-F5-

Road Marshall, Inc.

STATEMENTS OF CASH FLOWS

	For the Year Ended September 30, 2017	For the Year Ended September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,640)	$(30,326)
Adjustments to reconcile net loss to net cash provided by in operating activities:
Changes in operating assets and liabilities
Accrued expenses	39,640	30,326
Net cash provided by operating activities	8,000	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	8,000	-
Repayment to related party	(8,000)	-
Proceeds from the sale of common stock	-	25,000
Net cash provided by financing activities	-	25,000

Net Change in Cash and Cash equivalents	8,000	25,000
Cash and cash equivalents at beginning of year:	25,000	-
Cash and cash equivalents at end of year:	$33,000	$25,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Interest taxes paid	$-	$-
NON - CASH INVESTING AND FINANCIAL ACTIVITIES:
Operation expenses and accrued expense paid by shareholder	$38,350	$36,656

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at September 30, 2017 and 2016.

-F7-

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

The Company does not have any potentially dilutive instruments for the years ended September 30, 2017 and 2016, thus, anti-dilution issues are not applicable.

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

The carrying value of financial instruments including cash and cash equivalents and accrued expenses approximate their fair values due to the short-term nature of these instruments.

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

-F8-

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

During the year ended September 30, 2017, the Company provided mobile application modification services for one customer and recognized service revenue in the amount of $40,000.

Recent Accounting Pronouncement

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position and result of operations.

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

The Company generated revenues in the amount of $40,000 during the year ended September 30, 2017, however, the amount is not sufficient to cover its operating expenses. Management plans to fund operating expenses with related party contributions. There is no assurance that management's plan will be successful.

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

For the years ended September 30, 2017 and 2016, the Company has incurred net losses of approximately $31,640 and $30,326, respectively, which resulted in a net operating loss for income tax purposes. NOLs begin expiring in 2035. The losses result in a deferred tax asset of approximately $24,438 and $13,680 as of September 30, 2017 and 2016, respectively, at the effective statutory rate of 34%. The deferred tax asset has been off-set by an equal valuation allowance.

-F9-

	For the years ended September 30,
	2017	2016
Deferred tax asset, generated from net operating loss at statutory rates	$24,438	$13,680
Valuation allowance	(24,438)	(13,680)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	For the years ended September 30
	2017	2016
Federal income tax rate	34.0%	34.0%
Increase in valuation allowance	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

Accounting for Uncertainty in Income Taxes

The Company has evaluated and concluded that there is no significant uncertain tax position requiring recognition in its financial statement.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. In the event it receives an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

NOTE 5 - SHAREHOLDERS’ EQUITY

On May 18, 2016, the Company sold 5,000,000 shares of common stock per the Company’s effective S-1 Registration Statement, effective as of May 4, 2016. The shares of common stock were each sold at a price of $0.005 per share, resulting in $25,000 to the Company. $25,000 in cashier’s checks has been held by the Company with the plan to deposit them into a corporate bank account when that account is opened.

-F10-

NOTE 6 - RELATED-PARTY TRANSACTIONS

Equity

During the years ended September 30, 2017 and 2016, operating expenses in the amount of $38,350 and $36,656, respectively, were paid by our CEO, Engchoon Peh, on behalf of the Company, which are considered contributions to capital and recorded as additional paid in capital due to the fact that our CEO does not require the repayment from the Company.

Services purchased from related party

During the year ended September 30, 2017, the Company outsourced mobile application modification services to Caliber Technology Pte Ltd. (“Caliber”) and paid Caliber $32,000 for the services provided, which were recorded as cost of revenues – related party. Caliber is 99.99% owned by Siew Phek Ong, Chief Marketing Officer and Director of the Company and 0.01% owned by Guojin Bai, Chief Technology Officer and Director of the Company. Siew Phek Ong and Guojin Bai are also the principal shareholders of the Company.

Due to related party

During the year ended September 30, 2017, the Company borrowed from its CEO the amount of $8,000 to pay off the vender, Caliber, for the services provided. The advances from CEO were short-term in nature, non-interest bearing, unsecured and payable on demand. The Company repaid the amount in full during the same period. As of September 30, 2017, there was $0 due to its CEO.

Office furnished by related party

The Company’s executive office is located at 194 Pandan Loop #05-08, Singapore. This office is furnished to the Company by its CEO at no charge.

-F11-

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

As of September 30, 2017, the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were ineffective as of the end of the fiscal year covered by this report due to the material weaknesses described below based on our evaluation:

(a) Inadequate segregation of duties and ineffective risk assessment

(b) Lack of effective oversight in the establishment and monitoring of required internal controls and procedures

(c) Lack of an audit committee

(d) Lack of well-established procedures to identify, approve and report related party transactions

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2017, our internal control over financial reporting was ineffective.

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

Changes in Internal Control Over Financial Reporting

During the year ended September 30, 2017, there has not been any change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical information regarding the officers and Directors of the Company, who will continue to serve as officers and Directors of the Company are provided below:

NAME	AGE	POSITION
Engchoon Peh	44	Chief Executive Officer and Director
Guojin Bai	60	Chief Technology Officer and Director
Siew Phek Ong	60	Chief Marketing Officer and Director
Guobao Bai	62	Chief Financial Officer, Chief Accounting Officer, and Director
Zhencong Bai	34	Chief Operating Officer and Director
Pek San Lam	48	Chief Channel Officer and Director

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

The table below reflects compensation paid both to executive officers and directors for the fiscal year ended September 30, 2016 and September 30, 2017.

Summary Compensation Table:

Name and principal position (a)	Year ended September 30 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Engchoon Peh, Chief Executive Officer and Director	2016	-	-	-	-	-	-	-	$-
	2017	-	-	-	-	-	-	-	$-

Guojin Bai, Chief Technology Officer and Director	2016	-	-	-	-	-	-	-	$-
	2017	-	-	-	-	-	-	-	$-

Siew Phek Ong, Chief Marketing Officer and Director	2016	-	-	-	-	-	-	-	$-
	2017	-	-	-	-	-	-	-	$-

Guojin Bai, Chief Technology Officer and Director	2016	-	-	-	-	-	-	-	$-
	2017	-	-	-	-	-	-	-	$-

Guobao Bai, Chief Financial Officer, Chief Accounting Officer and Director	2016	-	-	-	-	-	-	-	$-
	2017	-	-	-	-	-	-	-	$-

Zhencong Bai, Chief Operating Officer and Director	2016	-	-	-	-	-	-	-	$-
	2017	-	-	-	-	-	-	-	$-

Pek San Lam, Chief Channel Officer and Director	2016	-	-	-	-	-	-	-	$-
	2017	-	-	-	-	-	-	-	$-

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

During the years ended September 30, 2017 and September 30, 2016, operating expenses in the amount of $38,350 and $36,656, respectively, were paid by our CEO, Engchoon Peh, on behalf of the Company, which are considered contributions to capital and recorded as additional paid in capital due to the fact that our CEO does not require the repayment from the Company.

During the year ended September 30, 2017, the Company outsourced mobile application modification services to Caliber Technology Pte Ltd. (“Caliber”) and paid Caliber $32,000 for the services provided, which were recorded as cost of revenues – related party. Caliber is 99.99% owned by Siew Phek Ong, Chief Marketing Officer and Director of the Company and 0.01% owned by Guojin Bai, Chief Technology Officer and Director of the Company. Siew Phek Ong and Guojin Bai are also the principal shareholders of the Company.

During the year ended September 30, 2017, the Company borrowed from its CEO the amount of $8,000 to pay off the vender, Caliber, for the services provided. The advances from CEO were short-term in nature, non-interest bearing, unsecured and payable on demand. The Company repaid the amount in full during the same period. As of September 30, 2017, there was $0 due to this related party.

Item 14. Principal Accounting Fees and Services.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

		2017	2016
Audit fees	MaloneBailey, LLP	$7,000	$4,500
All other fees		7,500	7,500
Total		$14,500	$12,000

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

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended September 30, 2017. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on April 20, 2016 and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Road Marshall, Inc.

(Registrant)

Name: Engchoon Peh

Signature: /s/ Engchoon Peh

Title: Chief Executive Officer and Director (Principal Executive Officer)

Date: January 9, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name: Engchoon Peh

Signature: /s/ Engchoon Peh

Title: Chief Executive Officer and Director (Principal Executive Officer)

Date: January 9, 2018

Name: Guobao Bai

Signature: /s/ Guobao Bai

Title: Chief Financial Officer, Chief Accounting Officer, and Director (Principal Financial Officer and Principal Accounting Officer)

Date: January 9, 2018