Form 10-Q
period 2019-03-31
Road Marshall, Inc.
filed 2019-05-15
CIK 1657249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED March 31, 2019

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2019: 20,000,000 shares of common stock.

Road Marshall, Inc.

INDEX

PART I-FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Road Marshall, Inc.

BALANCE SHEETS

	March 31, 2019 (Unaudited)	September 30, 2018
ASSETS
Cash and cash equivalents	$8,000	$8,000
TOTAL ASSETS	$8,000	$8,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses	$2,500	$5,828
Total Current Liabilities	2,500	5,828

STOCKHOLDERS' EQUITY :
Preferred stock ($.0001 par value, 20,000,000 shares authorized; 100,000 issued and outstanding as of March 31, 2019 and September 30, 2018)	10	10
Common stock ($.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of March 31, 2019 and September 30, 2018)	2,000	2,000
Additional paid in capital	150,338	130,700
Stock subscription receivable	(25,000)	(25,000)
Accumulated deficit	(121,848)	(105,538)
Total Stockholders' Equity	5,500	2,172
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,000	$8,000

See Accompanying Notes to Unaudited Financial Statements.

-F1-

Road Marshall, Inc.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Six Months Ended March 31, 2019	Six Months Ended March 31, 2018
Operating Expenses
General and administrative expenses	8,180	5,939	16,310	13,984
Total Operating Expenses	8,180	5,939	16,310	13,984

Net Loss	$(8,180)	$(5,939)	$(16,310)	$(13,984)

Net loss per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	20,000,000	20,000,000	20,000,000	20,000,000

See Accompanying Notes to Unaudited Financial Statements.

-F2-

ROAD MARSHALL, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2019

(UNAUDITED)

	Preferred Shares	Par Value Preferred Shares	Common Shares	Par Value Common Shares	Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, September 30, 2018	100,000	$10	20,000,000	$2,000	$(25,000)	$130,700	$(105,538)	$2,172
Contribution by shareholder	-	-	-	-	-	13,958	-	13,958
Net loss	-	-	-	-	-	-	(8,130)	(8,130)
Balances, December 31, 2018	100,000	$10	20,000,000	$2,000	$(25,000)	$144,658	$(113,668)	$8,000
Contribution by shareholder	-	-	-	-	-	5,680	-	5,680
Net loss	-	-	-	-	-	-	(8,180)	(8,180)
Balances, March 31, 2019	100,000	$10	20,000,000	$2,000	$(25,000)	$150,338	$(121,848)	$5,500

See Accompanying Notes to Unaudited Financial Statements.

-F3-

ROAD MARSHALL, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2018

(UNAUDITED)

	Preferred Shares	Par Value Preferred Shares	Common Shares	Par Value Common Shares	Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, September 30, 2017	100,000	$10	20,000,000	$2,000	$(25,000)	$99,906	$(71,876)	$5,040
Contribution by shareholder	-	-	-	-	-	10,545	-	10,545
Net loss	-	-	-	-	-	-	(8,045)	(8,045)
Balances, December 31, 2017	100,000	$10	20,000,000	$2,000	$(25,000)	$110,451	$(79,921)	$7,540
Contribution by shareholder	-	-	-	-	-	5,939	-	5,939
Net loss	-	-	-	-	-	-	(5,939)	(5,939)
Balances, March 31, 2018	100,000	$10	20,000,000	$2,000	$(25,000)	$116,390	$(85,860)	$7,540

See Accompanying Notes to Unaudited Financial Statements.

-F4-

Road Marshall, Inc.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31, 2019	For the Six Months Ended March 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,310)	$(13,984)
Adjustments to reconcile net loss to net cash provided by in operating activities:
Changes in operating assets and liabilities
Accrued expenses	16,310	13,984
Net cash provided by operating activities	-	-

Net Change in Cash and Cash equivalents	-	-
Cash and cash equivalents at beginning of period:	8,000	8,000
Cash and cash equivalents at end of period:	$8,000	$8,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Interest taxes paid	$-	$-
NON - CASH INVESTING AND FINANCIAL ACTIVITIES:
Operation expenses and accrued expense paid by shareholder	$19,638	$16,484

 See Accompanying Notes to Unaudited Financial Statements.

-F5-

Road Marshall, Inc.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the period ENDED March 31, 2019

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Road Marshall, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on September 17, 2015. Road Marshall, Inc. is a technology company engaged in the development of a mobile application for iOS and Android devices.

The Company has elected September 30th as its year end.

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements as reported in the Form 10-K for the most recent fiscal year, as filed with the Securities and Exchange Commission on December 28, 2018, have been omitted.

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

During the six months ended March 31, 2019 the Company did not generate any revenue to cover its operating expenses. Management plans to fund operating expenses with related party contributions. There is no assurance that management's plan will be successful.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

Contributions

During the six months ended March 31, 2019 and 2018, $13,810 and $13,984 in operating expenses, respectively, were paid by our Chief Executive Officer (CEO), Engchoon Peh, on behalf of the Company. These expenses, consisting mostly of professional and consulting fees, are considered contributions to capital and recorded as additional paid in capital due to the fact that our CEO does not require the repayment from the Company.

During the six months ended March 31, 2019 and 2018, our CEO paid accrued expenses of $5,828 and $2,500, respectively, on behalf of the Company, which are considered contributions to capital and recorded as additional paid in capital due to the fact that our CEO does not require the repayment from the Company.

Office furnished by related party

The Company’s executive office is located at 194 Pandan Loop #05-08, Singapore. This office is furnished to the Company by its CEO at no charge.

-F6-

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2019 and 2018

We generated $0 in revenue for the three months ended March 31, 2019 and 2018, respectively. Our operating expenses were $8,180 and $5,939 for the three months ended March 31, 2019 and 2018, respectively. Operating expenses were solely general and administrative in nature, consisting primarily of professional and consulting fees. Our net loss for the three-month period ended March 31, 2019 and 2018 were $8,180 and $5,939, respectively.

For the six months ended March 31, 2019 and 2018

We generated $0 in revenue for the six months ended March 31, 2019 and 2018, respectively. Our operating expenses were $16,310 and $13,984 for the six months ended March 31, 2019 and 2018, respectively. Operating expenses were solely general and administrative in nature, consisting primarily of professional and consulting fees. Our net loss for the six-month period ended March 31, 2019 and 2018 were $16,310 and $13,984, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of March 31, 2019 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of March 31, 2019.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended March 31, 2019 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 3 Defaults Upon Senior Securities

None.

Item 4 Mine Safety Disclosures

Not applicable.

Item 5 Other Information

None.

Item 6 Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended March 31, 2019 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on April 20, 2016 and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Road Marshall, Inc.

Dated: May 15, 2019

By:	/s/ Engchoon Peh
Engchoon Peh, Chief Executive Officer (Principal Executive Officer), Director

By:	/s/ Guobao Bai
Guobao Bai, Chief Financial Officer (Principal Financial Officer), Director