Form 10-Q
period 2020-03-31
Road Marshall, Inc.
filed 2020-05-13
CIK 1657249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED March 31, 2020

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 13, 2020: 20,000,000 shares of common stock.

Road Marshall, Inc.

INDEX

PART I-FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Road Marshall, Inc.

BALANCE SHEETS

	March 31, 2020 (Unaudited)	September 30, 2019
ASSETS
Cash and cash equivalents	$8,000	$8,000
TOTAL ASSETS	$8,000	$8,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses	$2,500	$3,837
Total Current Liabilities	2,500	3,837

STOCKHOLDERS' EQUITY :
Preferred stock ($.0001 par value, 20,000,000 shares authorized; 100,000 issued and outstanding as of March 31, 2020 and September 30, 2019)	10	10
Common stock ($.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of March 31, 2020 and September 30, 2019)	2,000	2,000
Additional paid in capital	177,245	159,198
Stock subscription receivable	(25,000)	(25,000)
Accumulated deficit	(148,755)	(132,045)
Total Stockholders' Equity	5,500	4,163
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,000	$8,000

See Accompanying Notes to Unaudited Financial Statements.

-F1-

Road Marshall, Inc.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Six Months Ended March 31, 2020	Six Months Ended March 31, 2019
Operating Expenses
General and administrative expenses	$8,230	$8,180	$16,710	$16,310
Total Operating Expenses	8,230	8,180	16,710	16,310

Net Loss	$(8,230)	$(8,180)	$(16,710)	$(16,310)
Net loss per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	20,000,000	20,000,000	20,000,000	20,000,000

See Accompanying Notes to Unaudited Financial Statements.

-F2-

ROAD MARSHALL, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2020

(UNAUDITED)

	Preferred Shares	Par Value Preferred Shares	Common Shares	Par Value Common Shares	Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, September 30, 2019	100,000	$10	20,000,000	$2,000	$(25,000)	$159,198	$(132,045)	$4,163
Contribution by shareholder	-	-	-	-	-	8,567	-	8,567
Net loss	-	-	-	-	-	-	(8,480)	(8,480)
Balances, December 31, 2019	100,000	$10	20,000,000	$2,000	$(25,000)	$167,765	$(140,525)	$4,250
Contribution by shareholder	-	-	-	-	-	9,480	-	9,480
Net loss	-	-	-	-	-	-	(8,230)	(8,230)
Balances, March 31, 2020	100,000	$10	20,000,000	$2,000	$(25,000)	$177,245	$(148,755)	$5,500

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

See Accompanying Notes to Unaudited Financial Statements.

-F4-

Road Marshall, Inc.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31, 2020	For the Six Months Ended March 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,710)	$(16,310)
Adjustments to reconcile net loss to net cash provided by in operating activities:
Changes in operating assets and liabilities
Accrued expenses	16,710	16,310
Net cash provided by operating activities	-	-

Net Change in Cash and Cash equivalents	-	-
Cash and cash equivalents at beginning of period:	8,000	8,000
Cash and cash equivalents at end of period:	$8,000	$8,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
NON - CASH INVESTING AND FINANCIAL ACTIVITIES:
Operation expenses and accrued expense paid by shareholder	$18,047	$19,638

See Accompanying Notes to Unaudited Financial Statements.

-F5-

Road Marshall, Inc.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the period ENDED March 31, 2020

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Road Marshall, Inc. (the "Company") was incorporated under the laws of the State of Delaware on September 17, 2015. Road Marshall, Inc. is a technology company engaged in the development of a mobile application for iOS and Android devices.

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

NOTE 2 - CHANGES IN SIGNIFICANT ACCOUNTING POLICIES

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)". Under ASU 2016-02, lessees will be required to recognize all leases (with the exception of short-term leases) at the commencement date including a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use (ROU) asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In December 2017, January 2018, July 2018, December 2018 and March 2019, the FASB issued ASU 2017-13, ASU 2018-01, ASU 2018-10 & 11, ASU 2018-20 and ASU 2019-01, respectively, which contain modifications and improvements to ASU 2016-02. The amendments provide entities with an additional (and optional) transition method to adopt the new leases standard. Under the Optional Transition Method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

On October 1, 2019, the Company adopted ASC Topic 842 using the modified retrospective approach and elected to utilize the Optional Transition Method. The adoption did not impact the Company's previously reported financial statements nor did it result in a cumulative effect adjustment to retained earnings as of October 1, 2019.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically recurring operating losses, accumulated deficit and other adverse key financial ratios.

The Company did not generate any revenue during the six months ended March 31, 2020. Management plans to fund operating expenses with related party contributions. There is no assurance that management's plan will be successful.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the Company cannot continue as a going concern.

NOTE 4 - RELATED-PARTY TRANSACTIONS

Contributions

During the six months ended March 31, 2020 and 2019, operating expenses and accrued expenses in the amount of $18,047 and $19,638 respectively were paid by CEO, Engchoon Peh, on behalf of the Company. These expenses, consisting mostly of professional and consulting fees, are considered contributions to capital and recorded as additional paid in capital due to the fact that the CEO does not require repayment from the Company.

Office furnished by related party

The Company's executive office is located at 194 Pandan Loop #05-08, Singapore. This office is furnished to the Company by its CEO at no charge.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2020 and 2019

We generated $0 in revenue for the three months ended March 31, 2020 and 2019. Our operating expenses were $8,230 and $8,180 for the three months ended March 31, 2020 and 2019, respectively. Operating expenses were solely general and administrative in nature, consisting primarily of professional and consulting fees. Our net loss for the three-month period ended March 31, 2020 and 2019 were $8,230 and $8,180, respectively.

For the six months ended March 31, 2020 and 2019

We generated $0 in revenue for the six months ended March 31, 2020 and 2019. Our operating expenses were $16,710 and $16,310 for the six months ended March 31, 2020 and 2019, respectively. Operating expenses were solely general and administrative in nature, consisting primarily of professional and consulting fees. Our net loss for the six-month period ended March 31, 2020 and 2019 were $16,710 and $16,310, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of March 31, 2020 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of March 31, 2020.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended March 31, 2020 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 3 Defaults Upon Senior Securities

None.

Item 4 Mine Safety Disclosures

Not applicable.

Item 5 Other Information

None.

Item 6 Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended March 31, 2020 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on December 11, 2015 and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Road Marshall, Inc.

Dated: May 13, 2020

By:	/s/ Engchoon Peh
Engchoon Peh, Chief Executive Officer (Principal Executive Officer), Director

By:	/s/ Guobao Bai
Guobao Bai, Chief Financial Officer (Principal Financial Officer), Director