Form 10-K
period 2020-09-30
Road Marshall, Inc.
filed 2020-12-15
CIK 1657249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED September 30, 2020

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

[  ] Yes [X] No

As of March 31, 2020, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $500. This value was determined with each share of common stock valued at par value ($0.0001).

As of December 15, 2020, there were approximately 20,000,000 shares of common stock and 100,000 shares of preferred stock issued and outstanding.

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

It is worth noting that we expect our application Road Marshall will be free to download and use on iOS, but will not be available on the Android store temporarily. The Company intends to monetize the mobile application through third party advertisements during the 2021 fiscal year, although the Company does not have definitive plans for how to do so. These advertisements could include, but not strictly be limited to, their products, services, and or other mobile applications that are not in direct competition to our own (such as application games for example). At this point in time there are no agreements in place with any specific advertisers, and our plan to monetize our application through advertisements remains in the planning stages.

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

For the year ended September 30, 2018, the year ended September 30, 2019, and the year ended September 30, 2020, the Company has generated no revenue and has not taken any action(s) to progress the Company’s business plan. The Company’s business plan remains the same. Additional outside financing is required to fully implement our business plan. Based on the preceding two fiscal years, there can be no assurances that the Company will take any material steps to further its business plan during the coming fiscal year.

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

Employees

As of the September 30, 2020 and the date of this report, we had/have six part time employees, all of which are our Officers and Directors.

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

The Company has taken no action to progress its business plan over the course of the fiscal year ended September 30, 2020, and does not have a definitive timeline in place for the furtherance of any Company endeavors.

The business plan and operations of the Company have not progressed over the course of the fiscal year ended September 30, 2020 and we do not have a definitive plan for when we will further our operations. As such, it is possible that we may not meet all, or any, of the goals we have outlined in our business plan. In the event that we cannot develop the means to progress our business plan, it is possible that we may eventually cease all Company activity.

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

The Company generated no revenue during the year ended September 30, 2020, and as a result the Company does not have sufficient funds to cover its operating expenses. Management plans to fund operating expenses with related party contributions, however management has no obligation to do so. There is no assurance that management's plan will be successful.

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

Our Certificate of Incorporation authorizes the issuance of 500,000,000 shares of common stock and 20,000,000 shares of preferred stock, of which 20,000,000 shares of common stock and 100,000 shares of preferred stock are issued and outstanding as of December 15, 2020. The future issuance of our common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Stockholders of Our Common Shares

As of September 30, 2020, we had 20,000,000 shares of common stock issued and outstanding.

Stockholders of Our Preferred Shares

As of September 30, 2020, we had 100,000 shares of preferred stock issued and outstanding. Every one share of preferred stock has voting rights equivalent to 100 shares of common stock.

Recent Sales of Unregistered Securities

None as of our most recent two fiscal year ends.

Item 6. Selected Financial Data.

The tables and information below are derived from our financial statements.

Road Marshall, Inc.

BALANCE SHEETS

	September 30, 2020	September 30, 2019
ASSETS
Cash and cash equivalents	$8,000	$8,000
TOTAL ASSETS	$8,000	$8,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses	$3,748	$3,837
Total Current Liabilities	3,748	3,837

STOCKHOLDERS' EQUITY :
Preferred stock ($.0001 par value, 20,000,000 shares authorized; 100,000 issued and outstanding as of September 30, 2020 and 2019)	10	10

Common stock ($.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of September 30, 2020 and 2019)	2,000	2,000

Additional paid in capital	186,205	159,198

Stock subscription receivable	(25,000)	(25,000)

Accumulated deficit	(158,963)	(132,045)
Total Stockholders' Equity	4,252	4,163
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,000	$8,000

Road Marshall, Inc.

STATEMENTS OF OPERATIONS

	Year Ended September 30, 2020	Year Ended September 30, 2019
Operating Expenses
General and administrative expenses	26,918	26,507
Total Operating Expenses	26,918	26,507

Net Loss	$(26,918)	$(26,507)

Net loss per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	20,000,000	20,000,000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our cash balance is $8,000 as of our fiscal year end of September 30, 2020. Our cash balance is not sufficient to fund our limited levels of operations for any period of time.

Our net loss for our fiscal year ended September 30, 2020 was $26,918 and was attributable to general and administrative expenses. Our net loss for the previous fiscal year end was $26,507, which was comprised of general and administrative expenses.

As of September 30, 2020 and 2019, we held $8,000 cash on hand which were comprised the entirety of our cash or cash equivalents.

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

It should be noted that our plans for monetization and marketing of our application are the same as those expressed at our fiscal year ended September 30, 2018, and September 30, 2019, but as of the fiscal year ended September 30, 2020, these plans have not yet been realized in any capacity.

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

 -F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Road Marshall, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Road Marshall, Inc. (the “Company”) as of September 30, 2020 and 2019,and the related statement of operations, changes in stockholders’ equity, and cash flow for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2015

Houston, Texas

December 15, 2020

-F2-

Road Marshall, Inc.

BALANCE SHEETS

	September 30, 2020	September 30, 2019
ASSETS
Cash and cash equivalents	$8,000	$8,000
TOTAL ASSETS	$8,000	$8,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses	$3,748	$3,837
Total Current Liabilities	3,748	3,837

STOCKHOLDERS' EQUITY :
Preferred stock ($.0001 par value, 20,000,000 shares authorized; 100,000 issued and outstanding as of September 30, 2020 and 2019)	10	10

Common stock ($.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of September 30, 2020 and 2019)	2,000	2,000

Additional paid in capital	186,205	159,198

Stock subscription receivable	(25,000)	(25,000)

Accumulated deficit	(158,963)	(132,045)
Total Stockholders' Equity	4,252	4,163
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,000	$8,000

The accompanying notes are an integral part of these financial statements.

-F3-

Road Marshall, Inc.

STATEMENTS OF OPERATIONS

	Year Ended September 30, 2020	Year Ended September 30, 2019
Operating Expenses
General and administrative expenses	26,918	26,507
Total Operating Expenses	26,918	26,507

Net Loss	$(26,918)	$(26,507)

Net loss per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

-F4-

	STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

	Preferred Shares	Par Value Preferred Shares	Common Shares	Par Value Common Shares	Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, September 30, 2018	100,000	$10	20,000,000	$2,000	$(25,000)	$130,700	$(105,538)	$2,172

Contribution by shareholder	-	-	-	-	-	28,498	-	28,498
Net loss	-	-	-	-	-	-	(26,507)	(26,507)
Balances, September 30, 2019	100,000	$10	20,000,000	$2,000	$(25,000)	$159,198	$(132,045)	$4,163

Contribution by shareholder	-	-	-	-	-	27,007	-	27,007
Net loss	-	-	-	-	-	-	(26,918)	(26,918)
Balances, September 30, 2020	100,000	$10	20,000,000	$2,000	$(25,000)	$186,205	$(158,963)	$4,252

The accompanying notes are an integral part of these financial statements.

-F5-

Road Marshall, Inc.

STATEMENTS OF CASH FLOWS

	For the Year Ended September 30, 2020	For the Year Ended September 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,918)	$(26,507)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities
Accrued expenses	26,918	26,507
Net cash provided by operating activities	-	-

Net Change in Cash and Cash equivalents	-	-
Cash and cash equivalents at beginning of year:	8,000	8,000
Cash and cash equivalents at end of year:	$8,000	$8,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
NON - CASH INVESTING AND FINANCIAL ACTIVITIES:
Operation expenses and accrued expense paid by shareholder	$27,007	$28,498

The accompanying notes are an integral part of these financial statements.

-F6-

NOTES TO THE FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates. Due to the minimal level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at September 30, 2020 and 2019.

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

The Company does not have any potentially dilutive instruments for the years ended September 30, 2020 and 2019, thus, anti-dilution issues are not applicable.

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

The Company did not generate any revenue during the year ended September 30, 2020. Management plans to fund operating expenses with related party contributions. There is no assurance that management's plan will be successful.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the Company cannot continue as a going concern.

NOTE 4 - INCOME TAXES

For the years ended September 30, 2020 and September 30, 2019, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2020, the Company had $158,963 of federal net operating losses. The provision for income taxes consisted of the following components for the years ended September 30, 2020 and September 30, 2019:

The components of the Company’s deferred taxes assets are as follows:

	For the years ended September 30,
	2020	2019
Deferred tax asset, generated from net operating loss at statutory rates	$33,382	$27,729
Valuation allowance	(33,382)	(27,729)
	$-	$-

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

NOTE 6 - RELATED-PARTY TRANSACTIONS

Equity

During the years ended September 30, 2020 and 2019, operating expenses in the amount of $27,007 and $28,498, respectively, were paid by CEO, Engchoon Peh, on behalf of the Company, which are considered contributions to capital and recorded as additional paid in capital due to the fact that the CEO does not require repayment from the Company.

Office furnished by related party

The Company’s executive office is located at 194 Pandan Loop #05-08, Singapore. This office is furnished to the Company by its CEO at no charge.

-F10-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

As of September 30, 2020, the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were ineffective as of the end of the fiscal year covered by this report due to the material weaknesses described below based on our evaluation:

(a) Inadequate segregation of duties and ineffective risk assessment

(b) Lack of effective oversight in the establishment and monitoring of required internal controls and procedures

(c) Lack of an audit committee

(d) Lack of well-established procedures to identify, approve and report related party transactions

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2020, our internal control over financial reporting was ineffective.

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

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter ended September 30, 2020, there has not been any change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical information regarding the officers and Directors of the Company, who will continue to serve as officers and Directors of the Company are provided below:

NAME	AGE	POSITION
Engchoon Peh	48	Chief Executive Officer and Director
Guojin Bai	64	Chief Technology Officer and Director
Siew Phek Ong	64	Chief Marketing Officer and Director
Guobao Bai	66	Chief Financial Officer, Chief Accounting Officer, and Director
Zhencong Bai	38	Chief Operating Officer and Director
Pek San Lam	52	Chief Channel Officer and Director

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

The table below reflects compensation paid both to executive officers and directors for the fiscal year ended September 30, 2019 and September 30, 2020.

Summary Compensation Table:

Name and principal position (a)	Year ended September 30 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Engchoon Peh, Chief Executive Officer and Director	2019	-	-	-	-	-	-	-	$-
	2020	-	-	-	-	-	-	-	$-

Guojin Bai, Chief Technology Officer and Director	2019	-	-	-	-	-	-	-	$-
	2020	-	-	-	-	-	-	-	$-

Siew Phek Ong, Chief Marketing Officer and Director	2019	-	-	-	-	-	-	-	$-
	2020	-	-	-	-	-	-	-	$-

Guojin Bai, Chief Technology Officer and Director	2019	-	-	-	-	-	-	-	$-
	2020	-	-	-	-	-	-	-	$-

Guobao Bai, Chief Financial Officer, Chief Accounting Officer and Director	2019	-	-	-	-	-	-	-	$-
	2020	-	-	-	-	-	-	-	$-

Zhencong Bai, Chief Operating Officer and Director	2019	-	-	-	-	-	-	-	$-
	2020	-	-	-	-	-	-	-	$-

Pek San Lam, Chief Channel Officer and Director	2019	-	-	-	-	-	-	-	$-
	2020	-	-	-	-	-	-	-	$-

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

During the years ended September 30, 2020 and 2019, operating expenses in the amount of $27,007 and $28,498, respectively, were paid by our CEO, Engchoon Peh, on behalf of the Company, which are considered contributions to capital and recorded as additional paid in capital due to the fact that our CEO does not require the repayment from the Company.

The Company did not generate any revenues or incurred any cost of revenues during the years ended September 30, 2020 and 2019.

The Company’s executive office is located at 194 Pandan Loop #05-08, Singapore. This office is furnished to the Company by its CEO at no charge.

Item 14. Principal Accounting Fees and Services.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

		2020	2019
Audit fees	MaloneBailey, LLP	$15,000	$15,000
All other fees		-	-
Total		$15,000	$15,000

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

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended September 30, 2020. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on April 20, 2016 and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Road Marshall, Inc.

(Registrant)

Name: Engchoon Peh

Signature: /s/ Engchoon Peh

Title: Chief Executive Officer and Director (Principal Executive Officer)

Date: December 15, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name: Engchoon Peh

Signature: /s/ Engchoon Peh

Title: Chief Executive Officer and Director (Principal Executive Officer)

Date: December 15, 2020

Name: Guobao Bai

Signature: /s/ Guobao Bai

Title: Chief Financial Officer, Chief Accounting Officer, and Director (Principal Financial Officer and Principal Accounting Officer)

Date: December 15, 2020