Form 10-Q
period 2022-06-30
Road Marshall, Inc.
filed 2022-08-15
CIK 1657249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 15, 2022: 20,000,000 shares of common stock.

Road Marshall, Inc.

INDEX

PART I-FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Road Marshall, Inc.

BALANCE SHEETS

	June 30, 2022 (Unaudited)	September 30, 2021
ASSETS
Cash	$8,000	$8,000
TOTAL ASSETS	$8,000	$8,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses	$2,534	$1,076
Total Current Liabilities	2,534	1,076

STOCKHOLDERS' EQUITY:
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 100,000 issued and outstanding as of June 30, 2022 and September 30, 2021)	10	10
Common stock ($0.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of June 30, 2022 and September 30, 2021)	2,000	2,000
Additional paid in capital	234,639	212,578
Stock subscription receivable	(25,000)	(25,000)
Accumulated deficit	(206,183)	(182,664)
Total Stockholders' Equity	5,466	6,924
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,000	$8,000

See Accompanying Notes to Unaudited Financial Statements.

-F1-

Road Marshall, Inc.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Nine Months Ended June 30, 2022	Nine Months Ended June 30, 2021
Operating Expenses
General and administrative expenses	$4,514	$4,515	$23,519	$20,680
Total Operating Expenses	4,514	4,515	23,519	20,680

Net Loss	$(4,514)	$(4,515)	$(23,519)	$(20,680)
Net loss per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	20,000,000	20,000,000	20,000,000	20,000,000

See Accompanying Notes to Unaudited Financial Statements.

-F2-

ROAD MARSHALL, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED JUNE 30, 2022

(UNAUDITED)

	Preferred Shares	Par Value Preferred Shares	Common Shares	Par Value Common Shares	Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, September 30, 2021	100,000	$10	20,000,000	$2,000	$(25,000)	$212,578	$(182,664)	$6,924
Contribution by shareholder	-	-	-	-	-	8,080	-	8,080
Net loss	-	-	-	-	-	-	(10,754)	(10,754)
Balances, December 31, 2021	100,000	$10	20,000,000	$2,000	$(25,000)	$220,658	$(193,418)	$4,250
Contribution by shareholder	-	-	-	-	-	9,480	-	9,480
Net loss	-	-	-	-	-	-	(8,251)	(8,251)
Balances, March 31, 2022	100,000	$10	20,000,000	$2,000	$(25,000)	$230,138	$(201,669)	$5,479
Contribution by shareholder	-	-	-	-	-	4,501	-	4,501
Net loss	-	-	-	-	-	-	(4,514)	(4,514)
Balances, June 30, 2022	100,000	$10	20,000,000	$2,000	$(25,000)	$234,639	$(206,183)	$5,466

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

See Accompanying Notes to Unaudited Financial Statements.

-F3-

Road Marshall, Inc.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended June 30, 2022	For the Nine Months Ended June 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,519)	$(20,680)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities
Accrued expenses	23,519	20,680
Net cash provided by operating activities	-	-

Net Change in Cash	-	-
Cash at beginning of period:	8,000	8,000
Cash at end of period:	$8,000	$8,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
NON - CASH INVESTING AND FINANCIAL ACTIVITIES:
Operation expenses and accrued expenses paid by shareholder	$22,061	$21,893

See Accompanying Notes to Unaudited Financial Statements.

-F4-

Road Marshall, Inc.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the period ENDED June 30, 2022

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

The Company did not generate any revenue during the nine months ended June 30, 2022. Management plans to fund operating expenses with related party contributions. There is no assurance that management's plan will be successful.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the Company cannot continue as a going concern.

NOTE 3 - RELATED-PARTY TRANSACTIONS

Contributions

During the nine months ended June 30, 2022 and 2021, operating expenses and accrued expenses in the amount of $22,061 and $21,893 were paid by CEO, Engchoon Peh, on behalf of the Company, which are considered contributions to capital and recorded as additional paid in capital due to the fact that the CEO does not require repayment from the Company.

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

RESULTS OF OPERATIONS

For the three and nine months ended June 30, 2022 and 2021

We generated $0 in revenue for the nine months ended June 30, 2022 and 2021. Our operating expenses were $4,514 and $4,515 for the three months ended June 30, 2022 and 2021, respectively. Our operating expenses were $23,519 and $20,680 for the nine months ended June 30, 2022 and 2021, respectively. Operating expenses were solely general and administrative in nature, consisting primarily of professional and consulting fees. Our net loss for the three-month period ended June 30, 2022 and 2021 were $4,514 and $4,515, respectively. Our net loss for the nine-month period ended June 30, 2022 and 2021 were $23,519 and $20,680, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of June 30, 2022 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of June 30, 2022.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended June 30, 2022 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 3 DEFAULTS UPON SENIOR SECURITIES

None.

Item 4 MINE SAFETY DISCLOSURES

Not applicable.

Item 5 Other Information

None.

Item 6 Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended June 30, 2022 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on December 11, 2015 and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Road Marshall, Inc.

Dated: August 15, 2022

By:	/s/ Engchoon Peh
Engchoon Peh, Chief Executive Officer (Principal Executive Officer), Director

By:	/s/ Guobao Bai
Guobao Bai, Chief Financial Officer (Principal Financial Officer), Director